Form 10-K
period 2002-12-31
CONSECO INC
filed 2003-04-15
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the fiscal year ended December 31, 2002 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [No Fee Required]
                 For the transition period from           to
                                                ----------   ----------

                         Commission file number: 1-9250
                                  Conseco, Inc.
                 (Debtor-In-Possession as of December 17, 2002)
               Indiana                                No. 35-1468632
       ----------------------              -------------------------------------
       State of Incorporation                  IRS Employer Identification No.

    11825 N. Pennsylvania Street
       Carmel, Indiana  46032                         (317) 817-6100
--------------------------------------                --------------
Address of principal executive offices                   Telephone

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                               -------------------
                         Common Stock, No Par Value (a)
                        8-1/8% Senior Notes due 2003 (a)
                        10-1/2% Senior Notes due 2004 (a)
                 9.16% Trust Originated Preferred Securities (a)
                 8.70% Trust Originated Preferred Securities (a)
                  9% Trust Originated Preferred Securities (a)
                 9.44% Trust Originated Preferred Securities (a)

----------------------

(a) Prior to August 9, 2002, these securities were listed on the New York Stock Exchange ("NYSE"). On August 9, 2002, the NYSE suspended trading of these securities and the securities were subsequently removed from listing and registration on the NYSE on September 25, 2002.

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

     At June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $668,600,000. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

     Shares of common stock outstanding as of March 28, 2003: 346,007,133

     DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I
                                     ------

ITEM 1.  BUSINESS OF CONSECO.

     Conseco, Inc. ("CNC") is the top tier holding company for our two operating businesses: insurance and finance. Our insurance business is operated through subsidiaries owned directly and indirectly by CIHC, Incorporated ("CIHC"), an intermediate holding company that is controlled by CNC. Our finance business has been historically operated through Conseco Finance Corp. ("CFC"), a wholly-owned subsidiary of CIHC, and its subsidiaries. Effective December 17, 2002 (the date CFC filed a petition for relief under the Bankruptcy Code as further described below), we began to account for our finance business as a discontinued operation. Our subsidiaries operate throughout the United States. We sometimes collectively refer to CNC, together with its consolidated subsidiaries, as "we," "Conseco" or the "Company."

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Our finance business has historically provided a variety of finance products including manufactured housing and floor plan loans, home equity mortgages, home improvement and consumer product loans and private label credit cards.

     PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On December 17, 2002 (the "Petition Date"), CNC, CIHC, CTIHC, Inc. and Partners Health Group, Inc. (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Northern District of Illinois. The following discussion provides general background information regarding the Debtors' Chapter 11 cases, but is not intended to be a comprehensive summary. For additional information regarding the effect of these cases on the Debtors, readers of this report should refer to the Bankruptcy Code, the Second Amended Joint Plan of Reorganization (the "Plan"), and the Second Amended Disclosure Statement approved by the Bankruptcy Court on March 18, 2003 (the "Disclosure Statement"). The Plan and Disclosure Statement were filed with the Securities and Exchange Commission (the "SEC") on March 21, 2003 as exhibits to CNC's Current Report on Form 8-K dated March 18, 2003. The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing. The Company's insurance subsidiaries are separate legal entities and are not included in the petitions filed by the Debtors.

     CFC and Conseco Finance Servicing Corp. also filed petitions under the Bankruptcy Code with the Bankruptcy Court on the Petition Date. In addition, on February 3, 2003, the following subsidiaries of CFC filed petitions under the Bankruptcy Code with the Bankruptcy Court: Conseco Finance Corp. - Alabama, Conseco Finance Credit Corp., Conseco Finance Consumer Discount Company, Conseco Finance Canada Holding Company, Conseco Finance Canada Company, Conseco Finance Loan Company, Rice Park Properties Corporation, Landmark Manufactured Housing, Inc., Conseco Finance Net Interest Margin Finance Corp. I, Conseco Finance Net Interest Margin Finance Corp. II, Green Tree Finance Corp. - Two, Green Tree Floorplan Funding Corp., Conseco Agency of Nevada, Inc., Conseco Agency of New York, Inc., Conseco Agency, Inc., Conseco Agency of Alabama, Inc., Conseco Agency of Kentucky, Inc., Crum-Reed General Agency, Inc. The foregoing entities are referred to as the "Finance Company Debtors." The Finance Company Debtors filed a separate plan in connection with their bankruptcy proceedings. The bankruptcy proceedings of the Debtors and the Finance Company Debtors are referred to as the "Chapter 11 Cases".

     Since commencing operations in 1982, CNC pursued a strategy of growth through acquisitions. Primarily as a result of these acquisitions and the funding requirements necessary to operate and expand the acquired businesses, CNC amassed outstanding indebtedness of approximately $6.0 billion as of June 30, 2002. In 2001 and early 2002, we undertook a series of steps designed to reduce and extend the maturities of our parent company debt. Notwithstanding these efforts, the Company's financial position continued to deteriorate, principally due to our leveraged condition, losses experienced by our finance business and losses in the value of our investment portfolio.

     As a result of these developments, on August 9, 2002, we announced that we would seek to fundamentally restructure the Company's capital, and announced that we had retained legal and financial advisors to assist us in these efforts. We ultimately decided to seek to reorganize under Chapter 11 of the Bankruptcy Code.

     Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders and approved by the Bankruptcy Court. On March 18, 2003, the Bankruptcy Court approved the Debtors' Plan, as summarized in the Disclosure Statement, as containing adequate information, as such term is defined in
Section 1125 of the Bankruptcy Code, to permit the solicitation of votes from creditors on whether or not to accept the Plan. The Debtors commenced solicitation on April 4, 2003.

The voting record date has been set as March 19, 2003 and the deadline for returning completed ballots is May 14, 2003. A hearing to consider confirmation of the Plan is scheduled to begin on May 28, 2003. The Debtors will emerge from bankruptcy if and when the Plan receives the requisite stakeholder approval and is approved by the Bankruptcy Court, and all conditions to the consummation of the Plan, have been satisfied or waived.

     The United States Trustee has appointed a creditors committee representing the unsecured creditors of the Debtors and a TOPrS committee representing the claims of the holders of the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities"). Before the Petition Date, the Company met with and provided materials to certain prepetition committees and entered into extensive arms-length negotiations with committees representing the holders of bank debt and publicly held notes of CNC. Shortly before the Petition Date, the Company reached a non-binding agreement in principle with respect to the general terms of a restructuring with certain prepetition committees. However, there can be no assurance that the appointed committees will support the Debtors' positions in the bankruptcy proceedings or approve the Plan. The TOPrS committee has raised certain objections to the Plan which are summarized in the Disclosure Statement. Disagreements between the Debtors and the appointed committees could protract the bankruptcy proceedings, could negatively impact the Company's ability to operate and the results of those operations during bankruptcy, and could delay the Debtors' emergence from bankruptcy.

     The Debtors previously filed with the Bankruptcy Court schedules of assets and liabilities of the Debtors as reflected on our books and records. Subject to certain limited exceptions, the Bankruptcy Court established a bar date of February 21, 2003, for all prepetition claims against the Debtors. A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the bankruptcy proceedings. The Debtors notified all known or potential claimants subject to the February 21, 2003 bar date of their need to file a proof of claim with the Bankruptcy Court. Approximately 9,000 proofs of claim were filed on or before the February 21, 2003 bar date and the Company has begun objecting to claims and otherwise reconciling claims that differ from the Debtors' records. Any differences that cannot be resolved through negotiations between the Debtors and the claimant will be resolved by the Bankruptcy Court. Certain creditors have filed claims substantially in excess of amounts reflected in the Debtors' records. Accordingly, the ultimate number and amount of allowed claims is not presently known. Similarly, the ultimate distribution with respect to allowed claims is not presently known.

     We have filed several motions in the Chapter 11 Cases pursuant to which the Bankruptcy Court has granted us authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for our reorganization efforts. We have obtained orders providing for, among other things: (i) payment of prepetition and postpetition employee compensation and benefits; (ii) continuing a key-employee retention plan; (iii) obtaining debtor-in-possession financing for the Finance Company Debtors; and (iv) increasing the amount of the servicing fee paid to the Finance Company Debtors as servicers of various manufactured housing securitization trusts.

     Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before unsecured creditors and holders of CNC's common and preferred stock and Trust Preferred Securities are entitled to receive any distribution. The Plan (as summarized in the Disclosure Statement) sets forth the Debtors' proposed treatment of claims and equity interests. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Our Plan would result in holders of CNC's common stock and preferred stock (other than Series F Common-Linked Convertible Preferred Stock ("Series F Preferred Stock")) receiving no value and the holders of CNC's Trust Preferred Securities and Series F Preferred Stock receiving little value on account of the cancellation of their interests. In addition, holders of unsecured claims against the Debtors would, in most cases, receive less than full recovery for the cancellation of their interests.

     At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.

     The consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" have been prepared on a going concern basis which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our Plan will materially change amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of a reorganization under Chapter 11 of the Bankruptcy Code. The ability of Conseco to continue as a going concern is predicated upon many issues, including various bankruptcy considerations and risks related to our business and financial condition. Please refer to Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Item 8. "Financial Statements and Supplementary Data" for additional information.

     DISCONTINUED FINANCE BUSINESS - PLANNED SALE OF CFC

     In October 2002, we announced that we had engaged financial advisors to pursue various alternatives with respect to our finance business and that CNC's board of directors had approved a plan to sell or seek new investors for our finance business. On

December 19, 2002, CFC entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with CFN Investment Holdings LLC ("CFN"), an affiliate of Fortress Investment Group LLC, J.C. Flowers & Co. LLC and Cerberus Capital Management, L.P., pursuant to which CFC would, subject to the satisfaction of certain conditions, sell all or substantially all of its assets (the "CFC Assets") in a sale pursuant to Section 363 of the Bankruptcy Code as part of CFC's Chapter 11 proceedings, subject to the right of CFN to exclude certain assets from its purchase. In accordance with Section 363 of the Bankruptcy Code and the terms of the Asset Purchase Agreement, CFC continued to seek alternative transactions that would provide greater value to CFC and its creditors than the transactions contemplated by the Asset Purchase Agreement.

     As a result of the formalization of the plans to sell the finance business and the filing of petitions under the Bankruptcy Code by CFC and certain of its subsidiaries, the finance business is being accounted for as a discontinued operation.

     As part of CFC's efforts to seek alternative transactions that would provide greater value to CFC, and in accordance with the bidding procedures order approved by the Bankruptcy Court, CFC conducted an auction for the sale of its businesses and assets. Potential bidders that submitted bids for the purchase of the CFC Assets that, by their own terms or aggregated with other bids, were for more than the purchase price payable under the Asset Purchase Agreement, plus the amount of the break-up fee of $30 million, plus $5 million in expense reimbursements, plus the profit sharing rights relating to the manufactured housing business, were allowed to participate in the auction. The auction, which commenced on February 28, 2003, promptly adjourned, and was continued to March 4, 2003, ultimately concluding the morning of March 5, 2003.

     At the auction, CFC, with the assistance of its advisors, analyzed each of the bids presented and determined that CFN's bid of $970 million in cash, plus the assumption of certain liabilities, represented the highest and best bid. The terms of the sale included an option for CFC to sell the assets of Mill Creek Bank, Inc. ("Mill Creek Bank", formerly known as Conseco Bank, Inc.) to General Electric Capital Corporation ("GE") for approximately $310 million in cash, plus certain assumed liabilities, which option, if exercised, would provide CFN with a credit of $270 million to its $970 million bid.

     On March 6, 2003, CFC received an offer from Berkadia Equity Holdings, L.L.C. ("Berkadia") that purported to be a bid in the recently concluded auction. Concurrently therewith, Berkadia filed an objection to the sale that the Bankruptcy Court heard, and summarily dismissed, on March 7, 2003. After further negotiations during the March 7-14, 2003 period, CFN and GE significantly increased the amount of cash to be paid for the CFC Assets. Ultimately, each of the major constituencies, including the CFC Committee, the Ad Hoc Securitization Holders' Committee, U.S. Bank as securitization trustee for the certificate holders of certain lower-rated securities that are senior in payment priority to the interest-only securities (the "B-2 securities"), and Federal National Mortgage Association, as a major B-2 securities certificate holder, agreed to support the sale of CFC Assets to CFN and GE. The total value to be received as part of the transactions with CFN and GE upon closing is expected to be approximately $1.3 billion, representing approximately $1.1 billion in cash and approximately $200 million in assumed liabilities, subject to certain purchase price adjustments. On March 14, 2003, the Bankruptcy Court entered orders approving the terms of the sale of the CFC Assets free and clear of all liens to each of CFN and GE. The closing of the sale of the CFC Assets is subject to various closing conditions, but is currently expected to occur in the second quarter of 2003.

     Overall, CFC is seeking to maximize the value obtainable from all restructuring transactions it contemplates as part of its Chapter 11 filing. However, there can be no assurance that any such transaction will be completed. Moreover, if such a transaction is completed, no proceeds will be available to satisfy any creditors, other than creditors of the Finance Company Debtors or parties with a security interest in the Finance Company Debtors' assets.

     OTHER INFORMATION

     During the third quarter of 2002, Conseco entered into an agreement to sell Conseco Variable Insurance Company ("CVIC"), one of its wholly-owned subsidiaries and the primary writer of its variable annuity products. The sale was completed in October 2002. The operating results of CVIC have been reported as a discontinued operation in all periods presented in the accompanying consolidated statement of operations. See the note to the consolidated financial statements entitled "Financial Information Regarding CVIC."

     During 2001, we stopped renewing a large portion of our major medical lines of business. These lines of business are in what we refer to as "run-off." Unless otherwise noted, the collected premium information provided in Item 1 excludes amounts related to the business of CVIC that was sold and the major medical lines of business that are no longer being sold and are not being renewed when the contractual terms of the existing insurance policies expire.

     CNC was organized in 1979 as an Indiana corporation and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our web site at www.conseco.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These filings are also available to the public on the SEC's website at www.sec.gov. In addition, the public may read and copy any document we file at the SEC's Public Reference Room located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

     Data in Item 1 are provided as of December 31, 2002, or for the year then ended (as the context implies), unless otherwise indicated.

     MARKETING AND DISTRIBUTION

     Insurance

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, professional independent producers (many of whom sell one or more of our product lines exclusively) and direct marketing. We had over $4.8 billion of annual premium and asset accumulation product collections during 2002 and $5.0 billion of collections during 2001.

     Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 2002 collected premiums: Florida (8.5 percent), California (7.5 percent), Illinois (7.3 percent), Texas (7.1 percent) and Michigan (5.3 percent).

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

     Professional Independent Producers. This distribution channel consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2002, this channel accounted for $2,430.2 million, or 51 percent, of our total collected premiums. If a significant number of agents changed to other providers, it would have a material adverse effect on our business.

     Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Marketing companies typically recruit agents for Conseco by advertising our products and commission structure through direct mail advertising or through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by the agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system relating to a particular product, such as flexible-premium annuities for educators. During 1999 and 2000, Conseco purchased four organizations that specialize in marketing and distributing supplemental health products. In 2002, these four organizations accounted for $244.9 million, or 5.1 percent, of our total collected premiums.

     We have recently chosen to emphasize the sale of specified disease and Medicare supplement insurance policies through this distribution channel. We are de-emphasizing annuity and life insurance sales and eliminating long-term care insurance sales through this channel of distribution.

     Career Agents. This agency force of approximately 3,800 agents working from 149 branch offices, permits one-on-one contacts with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. In 2002, this distribution channel accounted for $1,939.1 million, or 41 percent, of our total collected premiums. These agents sell only Conseco policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

     Direct Marketing. This distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies. In 2002, this channel accounted for $100.3 million, or 2 percent, of our total collected premiums. During 2000, we reacquired the name "Colonial Penn" (the former brand name these products were sold under prior to our acquisition of this business), which we now use to market these products.

     Finance

     As a result of the formalization of the plans to sell the finance business and the filing of petitions under the Bankruptcy Code for CFC and certain of its subsidiaries, the finance business is being accounted for as a discontinued operation.

     CFC's finance business has historically provided a variety of finance products to borrowers throughout the United States. These products included manufactured housing and floor plan loans, home equity mortgages, home improvement and consumer product loans and private label credit cards. At December 31, 2002, CFC had managed receivables of $35.3 billion. Originations to customers in the following states accounted for at least 5 percent of our 2002 originations: California (8.1 percent), Texas (6.9 percent), Minnesota (6.5 percent), Illinois (5.7 percent), Florida (5.5 percent) and North Carolina (5.0 percent). Unless otherwise noted, references to loans CFC has made may include the purchase by CFC of credit contracts between dealers and buyers.

     During 2002, 26 percent of CFC's finance products came indirectly from customers through intermediary channels such as dealers, contractors, retailers and correspondents. The remaining products were marketed directly to CFC's customers through its regional offices and service centers. A description of the primary distribution channels is as follows:

     Dealers, Contractors, Retailers and Correspondents. Manufactured housing, home improvement and home equity receivables are purchased from and originated by selected dealers and contractors after being underwritten and analyzed via one of CFC's automated credit scoring systems at one of its regional service centers. During 2002, these marketing channels accounted for the following percentages of total loan originations: 90 percent of manufactured housing, 97 percent of home improvement and 8 percent of home equity.

     Regional Service Centers, Retail Satellite Offices and Telemarketing Center. CFC has historically marketed and originated manufactured housing loans through 33 regional offices and 3 origination and processing centers. CFC originated home equity loans through a system of 88 retail satellite offices and 3 regional centers. In March 2003, CFC discontinued the origination of home equity loans and closed or will be closing all of its facilities that were dedicated to the home equity business. CFC also marketed private label retail credit products through selected retailers and processed the contracts through Mill Creek Bank, a Utah industrial loan company, and through Green Tree Retail Services Bank, Inc. ("Retail Bank"), a South Dakota limited purpose credit card bank, both of which are subsidiaries of CFC. CFC also utilized direct mail to originate home improvement loans and home equity loans. During 2002, these marketing channels accounted for the following percentages of total loan originations: 10 percent of manufactured housing, 3 percent of home improvement, 92 percent of home equity and 100 percent of retail credit contracts.

     Insurance Products

     Supplemental Health

     Supplemental health products include Medicare supplement, long-term care and specified-disease insurance products distributed through our career agency force and professional independent producers. During 2002, we collected Medicare supplement premiums of $1,033.8 million, long-term care premiums of $917.4 million, specified-disease premiums of $368.7 million and other supplemental health premiums of $104.3 million. Medicare supplement, long-term care, specified disease and other supplemental health premiums represented 22 percent, 19 percent, 8 percent and 2 percent, respectively, of our total premiums collected from continuing lines of business in 2002. Sales of certain supplemental health products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

     The following describes the major supplemental health products:

     Medicare supplement. Medicare is a two-part federal health insurance program for disabled persons and senior citizens (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing home care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for "approved" charges.

     Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. We offer a higher first-year commission for sales to these policyholders and competitive premium pricing. Approximately 26 percent of new sales of Medicare supplement policies are to individuals who are reaching the age of 65.

     Long-term care. Long-term care products provide coverage, within prescribed limits, for nursing home, home healthcare, or a combination of both nursing home and home healthcare expenses. The long-term care plans are sold primarily to retirees and, to a lesser degree, to older self-employed individuals and others in middle-income levels.

     Current nursing home care policies cover incurred and daily fixed-dollar benefits available with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing home care before the insurance coverage begins), subject to a maximum benefit. Home healthcare policies cover the usual and customary charges after a deductible and are subject to a daily or weekly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when necessary, apply for rate increases in the jurisdictions in which we sell such products. We depend on regulatory approval to increase our premiums on these products. If we are unable to raise premiums, it would have a material adverse effect on our business.

     We have decided to eliminate the sale of new long-term care insurance products through our professional independent producer distribution channel. We will continue to sell these products through Bankers Life and Casualty Company.

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

     Approximately 75 percent of our specified-disease policies inforce (based on a count of policies) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, the Company will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.

     Annuities

     Annuity products include equity-indexed annuity, traditional fixed rate annuity and market value-adjusted annuity products sold through both career agents and professional independent producers. During 2002, we collected annuity premiums of $1,092.8 million, or 23 percent of our total premiums collected from continuing lines of business. We are taking actions to de-emphasize the sale of annuity products through the professional independent producer distribution channel. Sales of annuities are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

     The following describes the major annuity products:

     Equity-indexed annuity products. These products accounted for $220.1 million, or 5 percent, of our total premiums collected in 2002. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed average rate over the term of the contract of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts), but the annuities provide for potentially higher returns based on a percentage (the "participation rate") of the change in the Standard & Poor's Corporation ("S&P") 500 Index during each year of their term. The Company has the discretionary ability to annually change the participation rate which currently ranges from 50 percent to 100 percent and may include a first-year "bonus", similar to the bonus interest described below for traditional fixed rate annuity products, which generally ranges from 10 percent to 30 percent. The minimum guaranteed values are equal to: (i) 90 percent of premiums collected for annuities for which premiums are received in a single payment (single premium deferred annuities "SPDAs"), or 75 percent of first year and 87.5 percent of renewal premiums collected for annuities which allow for more than one payment (flexible premium deferred annuities "FPDAs"); plus (ii) interest credited on such percentage of the premiums collected at an annual rate of 3 percent. The annuity provides for penalty-free withdrawals of up to 10 percent of premium in each year after the first year of the annuity's term. Other withdrawals from SPDA products are generally subject to a surrender charge of 9 percent over the eight year contract term at which time the contract must be renewed or withdrawn. Other withdrawals from FPDA products are subject to a surrender charge of 12 percent to 20 percent in the first year, declining
1.2 percent to 1.3 percent each year, to zero over a 10 to 15 year period, depending on issue age. We purchase S&P 500 Index Call Options ("S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked.

     Other fixed rate annuity products. These products include SPDAs, FPDAs (excluding the equity-indexed products) and single-premium immediate annuities ("SPIAs"). These products accounted for $872.7 million, or 18 percent, of our total collected premiums in 2002. Our SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rate on annuities written recently ranges from 3 percent to 4 percent, and the rate on all policies inforce ranges from 3 percent to 6 percent. The initial crediting rate is largely a function of: (i) the interest rate we can earn on invested assets acquired with the new annuity fund deposits; (ii) the costs related to marketing and maintaining the annuity products; and (iii) the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics.

     Approximately 77 percent of our new annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 6 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2002, crediting rates on our outstanding traditional annuities were at an average rate, excluding bonuses, of
4.3 percent.

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

     SPIAs accounted for $28.4 million, or .6 percent, of our total collected premiums in 2002. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on the Company's outstanding SPIAs averaged 6.9 percent at December 31, 2002.

     The Company also offers its multibucket annuity product which provides for different rates of cash value growth based on the experience of a particular market strategy. Earnings are credited to this product based on the market activity of a given strategy, less management fees, and funds may be moved between cash value strategies. Portfolios available include high-yield bond, investment-grade bond, convertible bond and guaranteed-rate portfolios. During 2002, this product accounted for $40.0 million, or .8 percent, of our total collected premiums.

     As described above in "Other Information", in October 2002, we sold CVIC, a company engaged in the variable annuity business. We no longer offer variable annuity products.

     Life

     Life products include traditional, universal life and other life insurance products. These products are currently sold through career agents, professional independent producers and direct response marketing. During 2002, we collected life insurance premiums of $637.0 million, or 13 percent, of our total collected premiums from continuing lines of business. We have decided to take actions that will de-emphasize new sales of life insurance products through professional independent producers. These actions include eliminating certain products from those offered by our insurance company subsidiaries. Sales of certain life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

     Interest-sensitive life products. These products include universal life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $373.3 million, or 7.8 percent, of our total collected premiums in 2002 and are marketed through professional independent producers and, to a lesser extent, career agents. The principal differences between universal life products and other interest-sensitive life insurance products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders, and as a result, are designed to reduce the administrative costs typically associated with monitoring universal life premium payments and policy benefits.

     Traditional life. These products accounted for $263.7 million, or 5.5 percent, of our total collected premiums in 2002. Traditional life policies, including whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which continue to be marketed by the Company on a limited basis, combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for a specified period of time - typically 5, 10 or 20 years.

     Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $152.4 million, or 3.2 percent, of our total collected premiums in 2002. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Graded benefit life policies are marketed using direct response marketing techniques. New policyholder leads are generated primarily from television and print advertisements.

     Group Major Medical

     Sales of our group major medical health insurance products are targeted to self-employed individuals, small business owners, large employers and early retirees. Various deductible and coinsurance options are available, and most policies require certain utilization review procedures. The profitability of this business depends largely on the overall persistency of the business inforce, claim experience and expense management. During 2001, we decided to discontinue a large block of major medical business by not renewing these policies because this business was not profitable. During 2002, we collected group major medical premiums of $315.6 million.

     Finance Products

     As described in Item 1. "Business of Conseco," we have agreed to sell our finance business and it is being accounted for as a discontinued operation.

     Manufactured Housing. CFC has historically provided financing for consumer purchases of manufactured housing. During 2002, CFC originated $1.0 billion of contracts for manufactured housing purchases, or 14 percent of its total originations. A manufactured home is a structure, transportable in one or more sections, designed to be a dwelling with or without a permanent foundation. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles. At December 31, 2002, CFC's managed receivables included $23.0 billion of contracts for manufactured housing purchases, or 65 percent of total managed receivables. On November 25, 2002, CFC discontinued the origination of manufactured housing loans as a result of funding constraints and the unprofitable nature of these loans in light of its financial condition and prevailing market conditions at that time.

     CFC had previously purchased manufactured housing contracts from dealers located throughout the United States through its regional service centers. Regional service center personnel solicited dealers in their region. If the dealer wished to utilize CFC's financing, the dealer completed an application. Upon approval, a dealer agreement was executed. CFC also originated manufactured housing installment loan agreements directly with customers. For the year ended December 31, 2002, 90 percent of CFC's manufactured housing loan originations were purchased from dealers and 10 percent were originated directly by CFC.

     CFC's manufactured housing contracts are secured by either the manufactured home or, in the case of land-and-home contracts, by a lien on the manufactured home and a lien on the real estate where the manufactured home is permanently affixed. In 2002, approximately 25 percent of CFC's manufactured housing originations were for land-and-home contracts. Customers who financed their homes with CFC were required to make a minimum down payment of 5 percent. For manufactured housing originations, the average loan-to-value ratio was approximately 90 percent in 2002.

     Customers' credit applications for new manufactured homes were reviewed in CFC's service centers. If the application met CFC's guidelines, CFC generally purchased the contract after the customer had moved into the manufactured home. CFC used a proprietary automated credit scoring system to evaluate manufactured housing credit applications. The scoring system is statistically based, quantifying information using variables obtained from customer credit applications and credit reports. CFC performed monthly audits on samples of new loan originations to measure adherence to its underwriting policies and procedures.

     Mortgage Services. Products within this category include home equity and home improvement loans. During 2002, CFC originated $2.5 billion of contracts for these products, or 35 percent of its total originations. At December 31, 2002, CFC's managed receivables included $8.8 billion of contracts for home equity and home improvement loans, or 25 percent of total managed receivables.

     CFC originates home equity loans through 88 retail satellite offices and 3 regional centers, and through a network of correspondent and broker originators throughout the United States. The retail offices are responsible for originating, processing and funding the loan transaction. Underwriting of the application is handled through central locations. Subsequently, loans are re-underwritten on a test basis by a third party to ensure compliance with CFC's credit policy. After the loan has closed, the loan documents are forwarded to CFC's loan servicing center. The servicing center is responsible for handling customer service and performing document handling, custodial, quality control, collection and other servicing functions.

     During 2002, approximately 92 percent of CFC's home equity finance loans were originated directly with the borrower. The remaining finance volume was originated through a few correspondent lenders. CFC has decreased the volume of loans originated through the correspondent channel in recent years.

     Typically, home equity loans are secured by first or second liens. Homes used for collateral in securing home equity loans may be either residential or investor owned, one-to-four-family properties. During 2002, approximately 83 percent of the loans originated were secured by first liens. The average loan to value for loans originated in 2002 was approximately 88 percent. Approximately 70 percent of CFC's home equity loan originations during 2002 were fixed rate closed-end loans. In March 2003, CFC discontinued the origination of home equity loans and closed or will be closing all of its facilities that were dedicated to the home equity business.

     CFC originates the majority of its home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. CFC reviews the financial condition, business experience and qualifications of all contractors through which it obtains loans.

     CFC finances conventional home improvement contracts generally secured by first, second or, to a lesser extent, third liens on the improved real estate. On a limited basis, CFC has also financed unsecured conventional home improvement loans (generally from $2,500 to $15,000).

     Typically, an approved contractor submits the customer's credit application and construction contract to CFC's centralized service center where an analysis of the creditworthiness of the customer is made using a proprietary credit scoring system. If it is determined that the application meets CFC's underwriting guidelines, CFC typically purchases the contract from the contractor when the customer verifies satisfactory completion of the work.

     CFC also originates home improvement loans directly with borrowers. After receiving a mail solicitation, the customer calls CFC's telemarketing center and a CFC sales representative explains the available financing plans, terms and rates depending on the customer's needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. Direct distribution accounted for approximately 3 percent of the home improvement loan originations during 2002.

     The types of home improvements CFC finances include exterior renovations (such as windows, siding and roofing); pools and spas; kitchen and bath remodeling; and room additions and garages. CFC may also extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

     Private Label Credit Card. During 2002, CFC originated $3.2 billion of private label credit card receivables primarily through its bank subsidiaries, or 44 percent of its total originations. At December 31, 2002, CFC's managed receivables included $2.3 billion of contracts for credit card loans, or 6.4 percent of total managed receivables.

     CFC originates private label credit card receivables through contractual relationships with selected retailer and dealer partners. CFC's core relationships are with retailers and dealers of home improvement products, powersport vehicles (motorcycles, all-terrain-vehicles, snowmobiles and personal watercraft) and outdoor power equipment.

     CFC performs an initial review on all retailer and dealer partners as well as periodic monitoring of their financial condition. Credit card applications are generated primarily through retail and dealer outlets and the internet. CFC utilizes a proprietary automated credit scoring system to review the credit of individual customers seeking credit cards. CFC periodically monitors payment behavior trends within its credit card portfolio through the use of automated portfolio management tools. If CFC makes poor credit decisions with respect to its partners and borrowers, it could have a material adverse effect on its business.

     ACQUISITIONS

     Since 1982, Conseco has acquired 19 insurance groups and related businesses and Green Tree Financial Corporation (renamed "Conseco Finance Corp.") These acquisitions were responsible for the Company's growth in recent years. The Company does not anticipate making additional acquisitions in the foreseeable future, and is currently prohibited from doing so.

     INVESTMENTS

     Conseco Capital Management, Inc. ("CCM"), a registered investment adviser and wholly-owned subsidiary of CNC, manages the investment portfolios of our insurance subsidiaries. CCM had approximately $27.7 billion of assets (at fair value) under management at December 31, 2002, of which $22.0 billion were assets of CNC's subsidiaries, $3.8 billion were assets held by registered and structured products and $1.9 billion were assets owned by other parties. Our investment philosophy is to maintain a largely investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management. We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During 2002, we recognized net realized investment losses of $597.0 million, compared to net realized investment losses of $379.4 million during 2001. The net realized investment losses during 2002 included: (i) $556.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $40.2 million of net losses from the sales of investments (primarily fixed maturities) which generated proceeds of $19.5 billion. During 2002, we recognized other-than-temporary declines in value of several of our investments including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.

     Investment activities are an integral part of our business; investment income is a significant component of our total revenues. Profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2002, the average yield, computed on the cost basis of our investment portfolio, was 6.7 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to multi-bucket or equity-indexed products) was 5.1 percent.

     We manage the equity-based risk component of our equity-indexed annuity products by: (i) purchasing S&P 500 Call Options in an effort to hedge such risk; and (ii) adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions). Accordingly, we are able to focus on managing the interest rate spread component of these products.

     We seek to balance the duration of our invested assets with the expected duration of benefit payments arising from our insurance liabilities. At December 31, 2002, the adjusted modified duration of fixed maturities and short-term investments was approximately 6.6 years and the duration of our insurance liabilities was approximately 6.0 years.

     For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Investments" and the notes to our consolidated financial statements.

     COMPETITION

     Each of the markets in which we operate is highly competitive, and our highly leveraged position and our recent bankruptcy filings have had a material adverse impact on our ability to compete in these markets. The financial services industry consists of a large number of companies, some of which are larger and have greater capital, technological and marketing resources, access to capital and other sources of liquidity at a lower cost, broader and more diversified product lines and larger staffs than those of Conseco. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders and ratings. Conseco's subsidiaries must also compete with their competitors to attract and retain the allegiance of dealers, vendors, contractors, manufacturers, retailers and agents.

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

     In the individual health insurance business, insurance companies compete primarily on the basis of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and has intensified competition based on factors other than product features. See "Insurance Underwriting" and "Governmental Regulation." In addition to the products of other insurance companies, commercial banks, thrifts, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

     An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Insurance financial strength ratings are opinions regarding an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities.

     In July 2002, A.M. Best Company, a nationally recognized insurance company ratings organization, lowered the financial strength ratings of our primary insurance subsidiaries from "A- (Excellent)" to "B++ (Very good)" and placed the ratings "under review with negative implications." In August 2002, A.M. Best further downgraded the financial strength ratings of our primary insurance subsidiaries to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. S&P has given our principal insurance subsidiaries a claims-paying ability rating of "BB+ (Marginal)." These ratings have caused sales of our insurance products to decline and policyholder redemptions and lapses to increase, which has had a material adverse impact on our financial results. In some cases, the ratings downgrades also caused defections among our sales force of agents and/or increases in the commissions we had to pay to retain them. The effect of these ratings downgrades is further discussed in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Consolidated Financial Condition."

     A.M. Best and S&P each reviews its ratings from time to time. We cannot provide any assurance that the ratings of our insurance subsidiaries will remain at their current levels or predict the impact additional downgrades could have on our business.

     Conseco's leveraged condition and liquidity difficulties also severely impacted the operations of CFC, which we have agreed to sell. For a more complete discussion of the effect of our leveraged condition and liquidity difficulties on CFC, see the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Results of the Discontinued Finance Operations."

     INSURANCE UNDERWRITING

     Under regulations promulgated by the National Association of Insurance Commissioners ("NAIC") (an association of state regulators and their staffs) and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from underwriting our Medicare supplement policies for certain first-time purchasers. If a person applies for insurance within six months after becoming eligible by reason of age, or disability in certain limited circumstances, the application may not be rejected due to medical conditions. Some states prohibit underwriting of all Medicare supplement policies. For other prospective Medicare supplement policyholders, such as senior citizens who are transferring to Conseco's products, the underwriting procedures are relatively limited, except for policies providing prescription drug coverage.

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

     As of December 31, 2002, the policy risk retention limit was generally $.8 million or less on the policies of our subsidiaries. Reinsurance ceded by Conseco represented 27 percent of gross combined life insurance inforce and reinsurance assumed represented 4.8 percent of net combined life insurance inforce. At December 31, 2002, the total ceded business inforce of $26.4 billion was primarily ceded to insurance companies rated "A- (Excellent)" or better by A.M. Best. Our principal reinsurers at December 31, 2002 were American Founders Life Insurance Company, General & Cologne Life Re of America, Lincoln National Life Insurance Company, Munich American Reassurance Company, Reassure America Life Insurance Company, RGA Reinsurance Company, Security Life of Denver Life Insurance Company and Swiss Re Life and Health America Inc. No other single reinsurer assumes greater than 4 percent of the total ceded business inforce.

     In the first quarter of 2002, we completed a reinsurance agreement pursuant to which we ceded 80 percent of the inforce traditional life business of our subsidiary, Bankers Life & Casualty Company, to Reassure America Life Insurance Company (rated A++ by A.M. Best). The total insurance liabilities ceded pursuant to the contract were approximately $400 million. The reinsurance agreement and the related dividends of $110.5 million were approved by the appropriate state insurance departments and were paid to CNC. The ceding commission approximated the amount of the cost of policies purchased and cost of policies produced related to the ceded business.

     On June 28, 2002, we completed a reinsurance transaction pursuant to which we ceded 100 percent of the traditional life and interest-sensitive life insurance business of our former subsidiary, CVIC, to Protective Life Insurance Company (rated A+ by A.M. Best). The total insurance liabilities ceded pursuant to the contract were approximately $470 million. CVIC, which was sold in the fourth quarter of 2002, received a ceding commission of $49.5 million.

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

     EMPLOYEES

     At December 31, 2002, Conseco, Inc. and its subsidiaries had approximately 10,400 employees, of which 10,100 are full time employees, including: (i) 4,300 employees supporting our insurance operations; (ii) 5,400 employees of CFC (a discontinued operation we are in the process of selling); and (iii) 400 employees supporting our holding company and shared services. None of our employees is covered by a collective bargaining agreement. We believe that we have satisfactory relations with our employees.

     GOVERNMENTAL REGULATION

     Our insurance businesses and CFC's finance business are subject to extensive regulation and supervision in the jurisdictions in which they operate. This regulation and supervision is primarily for the benefit and protection of customers, and not for the benefit of investors or creditors.

     Insurance

     Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory agencies of the jurisdictions in which they transact business. State laws generally establish supervisory agencies with broad regulatory authority, including the power to: (i) grant and revoke business licenses; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms;
(vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; (x) perform financial, market conduct and other examinations; (xi) define acceptable accounting principles; (xii) regulate the type and amount of permitted investments; and (xiii) limit the amount of dividends and of surplus debenture payments that can be paid without obtaining regulatory approval. Because of limits on the payment of dividends and surplus debenture payments from our insurance subsidiaries, not all of our consolidated cash flows from operations are available to the parent company to service our debt. Our insurance subsidiaries are subject to periodic examinations by state regulatory authorities.

     Since the announcement of our restructuring efforts on August 9, 2002, we have been working closely with insurance regulators in each of the states in which our insurance subsidiaries are domiciled (Arizona, Illinois, Indiana, New York, Pennsylvania and Texas) in connection with their monitoring of the operations and financial position of our insurance subsidiaries. The Commissioner of Insurance for the State of Texas has acted as the lead regulator among these states and has principally coordinated the oversight and monitoring efforts associated with our financial restructuring.

     On October 30, 2002, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), our two insurance subsidiaries domiciled in Texas, each entered into consent orders with the Commissioner of Insurance for the State of Texas whereby they agreed:
(i) not to request any dividends or other distributions before January 1, 2003 and, thereafter, not to pay any dividends or other distributions to parent companies outside of the insurance system without the prior approval of the Texas Insurance Commissioner; (ii) to continue to maintain sufficient capitalization and reserves as required by the Texas Insurance Code; (iii) to request approval from the Texas Insurance Commissioner before making any disbursements not in the ordinary course of business; (iv) to complete any pending transactions previously reported to the proper insurance regulatory officials prior to and during Conseco's restructuring, unless not approved by the Texas Insurance Commissioner; (v) to obtain a commitment from CNC and CIHC to maintain their infrastructure, employees, systems and physical facilities prior to and during Conseco's restructuring; and (vi) to continue to permit the Texas Insurance Commissioner to examine its books, papers, accounts, records and affairs. The consent orders do not prohibit the payment of fees in the ordinary course of business pursuant to existing administrative, investment management and marketing agreements with our non-insurance subsidiaries.

     In addition to the limitations imposed by the laws described above and the Texas consent orders, most states have also enacted laws or regulations with respect to the activities of insurance holding company systems, including acquisitions, the payment of ordinary and extraordinary dividends by insurance companies, the terms of surplus debentures, the terms of transactions between insurance companies and their affiliates and other related matters. Various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. These requirements may include prior regulatory approval or prior notice for certain material transactions. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such laws and regulations in the domiciliary states of the insurance subsidiaries, and they routinely report to other jurisdictions.

     Most states have also enacted legislation or adopted administrative regulations that affect the acquisition (or sale) of control of insurance companies. The nature and extent of such legislation and regulations vary from state to state. Generally, these regulations require an acquirer of control to file detailed information concerning such acquirer and the plan of acquisition, and to obtain administrative approval prior to the acquisition of control. "Control" is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is rebuttably presumed to exist if a person or group of affiliated persons directly or indirectly owns or controls 10% or more of the voting securities of another person.

     The affiliated party transaction and change of control laws and regulations described in the preceding two paragraphs may require notices to and/or prior approvals by certain of our insurance regulators before our plan of reorganization pursuant to Chapter 11 of the Bankruptcy Code may be consummated. The regulators for Texas and Pennsylvania are requiring the Company to request an exemption from the change of control laws and regulations. The Illinois Department of Insurance, the New York Department of Insurance and the Indiana Department of Insurance have each indicated that they are requiring an application of a change in control. Such requests and filings have been or soon will be made and the exemptions or required approvals are expected to be obtained for all states concurrently with the other voting and confirmation procedures required for our plan of reorganization. Arizona has not indicated whether or not an exemption from the change in control application requirement or a change of control application is required.

     On the basis of statutory statements filed with state regulators annually, the NAIC calculates certain financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments, to which we have responded. These inquiries have not led to any restrictions affecting our operations.

     In addition, the NAIC issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (i) investment reserve requirements; (ii) risk-based capital ("RBC") standards; (iii) codification of insurance accounting principles; (iv) additional investment restrictions; (v) restrictions on an insurance company's ability to pay dividends; and (vi) product illustrations.

     The NAIC's Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its authorized control level RBC ("ACLRBC"): (i) if a company's total adjusted capital is less than or equal to 200 percent but greater than 150 percent of its ACLRBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position;
(ii) if a company's total adjusted capital is less than or equal to 150 percent but greater than 100 percent of its ACLRBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (iii) if a company's total adjusted capital is less than or equal to 100 percent but greater than 70 percent of its ACLRBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than or equal to 70 percent of its ACLRBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition the Model Law provides for an annual trend test if a company's total adjusted capital is between 200 percent and 250 percent of its ACLRBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over ACLRBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 190 percent of its ACLRBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     The 2002 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiary to any regulatory action. However, our ACLRBC ratios have declined significantly over the last year and some of our subsidiaries are near the level which would require them to submit a comprehensive plan aimed at improving their capital position.

     The aggregate ACLRBC ratio for our insurance subsidiaries was 332 percent at December 31, 2002, compared to 480 percent at December 31, 2001. The ratios for our insurance subsidiaries that are subject to the four levels of regulatory attention described above ranged from 250 percent (just above the trend test level) to 563 percent. We are taking actions intended to improve the ACLRBC ratios of our insurance subsidiaries. Such actions include: (i) discontinuing or reducing sales of products that create initial reductions in statutory surplus because of the costs of selling the products; (ii) reducing operating expenses;
(iii) merging some of our insurance subsidiaries with other insurance subsidiaries; and (iv) restructuring our investment portfolio to better match the risk profile of the portfolio with the insurance subsidiary's earnings and capital requirements. We have discussed these actions with insurance regulators in each of the states in which our insurance subsidiaries are domiciled. The audited financial statements of our insurance subsidiaries generally are not completed until around June 1 of each year (the date such audited financial statements are generally required to be filed with state insurance departments). Any significant audit adjustments to the financial statements of our insurance subsidiaries resulting in a reduction in capital could cause the ACLRBC ratio of one or more of our insurance subsidiaries to fall below the trend test level requiring the trended total adjusted capital to be calculated. In addition, the Company has been and will be discussing the appropriate statutory accounting treatment for certain investments with the state insurance regulators. If the ultimate outcome of these discussions resulted in adjustments to the December 31, 2002 statutory financial statements of our insurance subsidiaries, some of our subsidiaries could be required to complete the trend test. If a trend test were required for any of our subsidiaries, such a test would likely result in trended total adjusted capital which is less than 190 percent of ACLRBC.

     Our internal actuaries must annually render opinions concerning the adequacy of our insurance reserves. Our actuaries rendered unqualified opinions at December 31, 2002. Such opinions reference the Chapter 11 Cases and recent downgrades of our insurance company ratings as being outside the scope of the actuarial opinion, meaning that the actuaries did not believe it was appropriate to calculate what impact, if any, such events would have on the life insurance reserves. Regulators have raised the question as to whether or not such references result in the actuarial opinions becoming qualified opinions. We continue to believe the actuarial opinions are qualified opinions. If the actuarial opinions were qualified opinions, more stringent rules would apply for calculating ACLRBC which we believe would result in the ACLRBC for several of our insurance subsidiaries falling below the trend test level.

     The NAIC has adopted a revised manual of statutory accounting principles in a process referred to as codification. These principles are summarized in the Accounting Practices and Procedures Manual. The revised manual was effective January 1, 2001. The domiciliary states of our insurance subsidiaries have adopted the provisions of the revised manual or, with respect to some states, adopted the manual with certain modifications. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes increased our insurance subsidiaries' statutory-based capital and surplus by approximately $198 million as of January 1, 2001.

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

     Most states mandate minimum benefit standards and loss ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, minimum anticipated loss ratios over the entire period of coverage of not less than 60 percent. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent. We provide to the insurance departments of all states in which we conduct business annual calculations that demonstrate compliance with required minimum loss ratios for both long-term care and Medicare supplement insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event that we fail to maintain minimum mandated loss ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. We believe that our insurance subsidiaries currently comply with all applicable mandated minimum loss ratios.

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

     During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards with respect to individuals which could have the effect of increasing our loss ratios and adversely affecting our financial results. In particular, Medicare reform and legislation concerning prescription drugs could affect our ability to price or sell our products.

     In addition, proposals currently pending in Congress and some state legislatures may also affect our financial results. These proposals include the implementation of minimum consumer protection standards for inclusion in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers, including lapse and replacement rates for policies and the percentage of claims denied. Enactment of any of these proposals could affect our financial results.

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

     The asset management activities of CCM are subject to federal and state securities, fiduciary (including the Employee Retirement Income Security Act of 1974, as amended) and other laws and regulations. The SEC, the National Association of Securities Dealers, state securities commissions and the Department of Labor are the principal regulators of our asset management operations.

     Finance

     CFC's finance operations are subject to regulation by certain federal and state regulatory authorities. A substantial portion of CFC's consumer loans and assigned sales contracts are originated or purchased by finance subsidiaries licensed under applicable state law. The licensed entities are subject to examination by and reporting requirements of the state administrative agencies issuing such licenses. CFC's subsidiaries are subject to state laws and regulations, which in certain states: (i) limit the amount, duration and charges for such loans and contracts; (ii) require disclosure of certain loan terms and regulate the content of documentation; (iii) place limitations on collection practices; and (iv) govern creditor remedies. The licenses granted are renewable and may be subject to revocation by the respective issuing authority for violation of such state's laws and regulations. Some states have adopted or are considering the adoption of consumer protection laws or regulations that impose requirements or restrictions on lenders who make certain types of loans secured by real estate.

     In addition to the subsidiaries of CFC licensed under state law, Mill Creek Bank and Retail Bank (both of which are wholly-owned subsidiaries of CFC), are regulated and subject to examination by the Federal Deposit Insurance Corporation. Mill Creek Bank is also regulated and examined by the Utah Department of Financial Institutions. Retail Bank is regulated and examined by the South Dakota Department of Banking. The ownership of these entities does not subject CFC to regulation by the Federal Reserve Board as a bank holding company. Mill Creek Bank has the authority to engage generally in the banking business and may accept all types of deposits, other than demand deposits. Retail Bank is limited by its charter to engage in the credit card business and may issue only certificates of deposit in denominations of $100,000 or greater. Mill Creek Bank and Retail Bank are subject to regulations relating to capital adequacy, leverage, loans, loss reserves, deposits, consumer protection, community reinvestment, payment of dividends and transactions with affiliates.

     A number of states have usury and other consumer protection laws which may place limitations on the amount of interest and other charges and fees charged on loans originated in such state. Generally, state law has been preempted by federal law under the Depositary Institutions Deregulation and Monetary Control Act of 1980 ("DIDA") which deregulates the rate of interest, discount points and finance charges with respect to first lien residential loans, including manufactured home loans and real estate secured mortgage loans. As permitted under DIDA, a number of states enacted legislation timely opting out of coverage of either or both of the interest rate and/or finance charge provisions of the DIDA. States may no longer opt out of the interest rate provisions of the DIDA, but could in the future opt out of the finance charge provisions. To be eligible for federal preemption for manufactured home loans, CFC's licensed finance subsidiaries must comply with certain restrictions providing protection to consumers. In addition, another provision of DIDA applicable to state-chartered insured depository institutions permits both Mill Creek Bank and Retail Bank to export interest, finance charges and certain fees from the states where they are located to all other states, with the exception of Iowa which opted out of the DIDA during the permitted time period. Interest, finance charges and fees in Utah and South Dakota are, for the most part, unregulated.

     CFC's operations are subject to regulation under other applicable federal laws and regulations, the more significant of which include: the Truth in Lending Act ("TILA"); the Equal Credit Opportunity Act ("ECOA"); the Fair Credit Reporting Act ("FCRA"); the Real Estate Settlement and Procedures Act ("RESPA"); the Home Mortgage Disclosure Act ("HMDA"); the Home Owner Equity Protection Act ("HOEPA"); and certain rules and regulations of the Federal Trade Commission ("FTC Rules").

     The TILA and related regulations require certain disclosures designed to provide consumers with uniform, understandable information with respect to the terms and conditions of extensions of credit and the ability to compare credit terms. The TILA also provides consumers with certain substantive protection such as a three day right to cancel certain credit transactions, including certain of the loans originated by CFC.

     The ECOA requires certain disclosures to applicants for credit regarding information that is used as a basis for denial of credit and prohibits discrimination against applicants on the basis of sex, race, color, religion, national origin, age, marital status, derivation of income from a public assistance program or the good faith exercise of a right under the TILA. The ECOA also requires that notices be given to applicants who are denied credit.

     The FCRA regulates the process of obtaining, using and reporting of credit information on consumers. The FCRA also regulates the use of credit information among affiliates.

     The RESPA regulates the disclosure of information to consumers on loans involving a mortgage on real estate. The RESPA and related regulations also govern payment for and disclosure of payments for settlement services in connection with mortgage loans and prohibits the payment of fees for the referral of a loan.

     The HMDA requires reporting of certain information to the Department of Housing and Urban Development, including the race and sex of applicants in connection with mortgage loan applications. A lender is required to obtain and report such information if the application is made in person, but is not required to obtain such information if the application is taken over the telephone.

     The HOEPA provides for additional disclosure and regulation of certain consumer mortgage loans which are defined as "covered loans". A covered loan is a mortgage loan (other than a mortgage loan to finance the initial purchase of a dwelling, a reverse mortgage transaction, or an open-end credit plan) which: (i) has total origination fees in excess of the greater of eight percent of the loan amount, or $488; or (ii) has an annual percentage interest rate that is more than ten percent higher than comparably maturing United States treasury obligations for second mortgage loans or has an annual percentage interest rate that is more than eight percent higher than comparably maturing United States treasury obligations for first mortgage loans. A number of CFC's home equity and home improvement loans meet the requirements to be considered covered loans.

     The FTC Rules provide, among other things, that in connection with the purchase of consumer sales finance contracts from dealers, the holder of the contract is subject to all claims and defenses which the consumer could assert against the dealer. However, the consumer's recovery under such provisions cannot exceed the amount paid under the sales contract.

     In the judgment of the management of CFC, existing federal and state law and regulations have not had a material adverse effect on CFC's operations. It is possible that more restrictive laws, rules or regulations will be adopted in the future and will place additional burdens on CFC.

     CFC's commercial lending operations are not subject to material regulation in most states, although certain states do require licensing. In addition, certain provisions of the ECOA apply to commercial loans to small businesses.

     CFC has designed internal controls to manage the risks associated with its finance activities. However, there is a risk that one or more employees will circumvent these controls, as has occurred at other financial institutions.

     FEDERAL INCOME TAXATION

     The annuity and life insurance products marketed and issued by our insurance subsidiaries generally provide the policyholder with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until it is received by the policyholder. With other savings investments, the increase in value is taxed as earned. Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions. In addition, the interest paid on home equity and home improvement loans by customers of CFC are generally tax deductible for individuals who itemize their tax deductions.

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

     In certain securitization transactions historically used by CFC, a special tax structure was used referred to as a Real Estate Mortgage Investment Conduit ("REMIC"). When this tax structure was used, CFC was required to account for the transfer of the finance receivables into the securitization trust as a sale (even when such transfers were accounted for as collateralized borrowings pursuant to generally accepted accounting principles ("GAAP")). Additionally, since CFC retained the residual interests of the REMIC, the REMIC tax rules require CFC to pay a minimum amount of tax each year based on the taxable income of the retained residual interest.

     At December 31, 2002, Conseco had net federal income tax loss carryforwards of $1,757.4 million available (subject to various statutory restrictions) for use on future tax returns (including $552.4 million of federal income tax carryforwards attributable to discontinued operations). These carryforwards will expire as follows: $2.3 million in 2003; $11.2 million in 2004, $4.9 million in 2005; $.6 million in 2006; $7.9 million in 2007; $7.5 million in 2008; $14.7 million in 2009; $30.7 million in 2010; $6.2 million in 2011; $10.1 million in 2012; $43.9 million in 2013; $6.9 million in 2014; $60.5 million in 2016; $90.0 million in 2017; $244.6 million in 2018; $159.1 million in 2019; $594.3 million in 2020; and $462.0 million in 2022. The following restrictions exist with respect to the utilization of portions of the loss carryforwards: (i) $145.2 million attributable to certain acquired companies may be used only to offset the taxable income of those companies; and (ii) $1,612.2 million is available to offset income from certain life insurance subsidiaries and other non-life insurance subsidiaries.

     The Company is currently in bankruptcy and expects to restructure and emerge from bankruptcy. As a result of the restructuring that is expected to occur upon the anticipated emergence from bankruptcy, the aggregate outstanding indebtedness will be substantially reduced. The cancellation of the indebtedness is expected to result in the realization of cancellation of indebtedness income ("COD Income"). The COD Income will not be recognized as taxable income because the Company is under the jurisdiction of a court in a Title 11 bankruptcy proceeding. Instead, as a consequence of such exclusion from taxable income, the Company must reduce its tax attributes by the amount of COD Income, which it excluded from taxable income. Tax attributes are reduced in the following order:
(i) net operating loss carryforwards ("NOLs"); (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. Although it is expected that a reduction of tax attributes will be required, because the determination of the COD Income is dependent upon the fair market value of the various debt and capital instruments at the Effective Date, the exact amount of the reduction cannot be predicted.

     The restructuring will be accomplished by the formation of a new company ("New Conseco"), which will issue new debt, preferred stock and common stock, in exchange for substantially all of the assets of the Company. The Company intends to accomplish this transaction as a reorganization described in Code Section 368
(a)(1)(G) ("G Reorganization"). Assuming that the restructuring constitutes a G Reorganization, the Company will recognize no gain or loss with respect to such transactions to effect the G Reorganization, the Company's taxable year will close on the date the Company emerges from bankruptcy (the "Effective Date") and New Conseco will begin a new taxable year on the day after the Effective Date, and all of the Company's tax attributes existing on the Effective Date, including NOLs and other loss and credit carryovers will be transferred to New Conseco as of the close of the Effective Date.

     Any NOLs and other loss and credit carryovers transferred to New Conseco will be limited under the Code to a maximum amount in any one year. This amount is equal to the product of the fair market value of the loss corporation's outstanding stock immediately before the ownership change and the long term tax-exempt rate (which is published monthly by the Treasury Department and most recently was approximately 4.61 percent) in effect for the month in which the ownership change occurs. This amount will not be known until the Effective Date.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and NOLs. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire.

     A valuation allowance of $1.7 billion (of which $.9 billion relates to discontinued operations) has been provided for the entire balance of net deferred income tax assets at December 31, 2002, as we believe the realization of such assets in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards.

     ITEM 2. PROPERTIES.

     Headquarters. Our headquarters is located on a Company-owned 168-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The ten buildings on the campus contain approximately 854,500 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries. Management believes that Conseco's offices are adequate for its current needs. Some of our properties are or soon may be available for sale or lease.

     Insurance operations. Our professional independent producer distribution channel operations are administered from our Carmel, Indiana headquarters. Our career agent operations are primarily administered from a single facility of 300,000 square feet in downtown Chicago, Illinois, leased under an agreement whereby 107,000 square feet is leased until 2018; 70,000 square feet is leased until 2008; and the remaining 123,000 square feet is leased through November 2003. We also lease approximately 130,000 square feet of warehouse space in a second Chicago facility; this lease has a remaining life of approximately 11 months. Conseco owns an office building (currently listed for sale) in Rockford, Illinois (total of 44,400 square feet), which served as an administrative center for portions of our insurance operations. Conseco owns an office building in Philadelphia, Pennsylvania (127,000 square feet), which serves as the administrative center for our direct response life insurance operations; approximately 60 percent of this space is occupied by the Company, with the remainder leased to tenants. Conseco also leases 215 sales offices in various states totaling approximately 507,000 square feet; these leases are short-term in length, with remaining lease terms ranging from six months to five years.

     Finance operations. CFC is headquartered in St. Paul, Minnesota in a CFC-owned building (110,000 square feet of which is occupied by CFC). CFC leases additional space in downtown St. Paul (185,000 square feet), which is used by its mortgage services, manufactured housing and private credit card divisions. CFC owns a building in Rapid City, South Dakota (137,000 square feet), which is used by its manufactured housing, private label credit card and retail bank servicing units. CFC also leases buildings in Tempe, Arizona (200,000 square feet) and Atlanta, Georgia (48,000 square feet) which serve as collection and service centers. CFC had previously leased an additional 75,000 square feet in Rapid City, South Dakota, and 48,000 square feet in Atlanta, Georgia, however CFC rejected these leases in its bankruptcy proceedings in January 2003. CFC leases 31 regional manufactured housing division offices and 88 mortgage services branch offices across the United States; the lease terms generally range from one to five years.

     ITEM 3. LEGAL PROCEEDINGS.

     As described in Item 1. "Business of Conseco", CNC and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company's insurance subsidiaries and other subsidiaries who did not file petitions are separate legal entities and are not included in the petitions filed by the parent. The Debtors retain control of the insurance subsidiaries and related subsidiaries and are authorized to operate these businesses as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The Finance Company Debtors filed a separate plan in connection with their Chapter 11 Cases on April 2, 2003. As of the Petition Date, pending litigation against the Debtors or the Finance Company Debtors is stayed, and absent further order of the Bankruptcy Court, substantially all prepetition liabilities of the Debtors and the Finance Company Debtors are subject to settlement under a plan of reorganization. Based on the Plan of the Debtors, liabilities subject to compromise exceed the fair value of the Debtors' assets, and most unsecured claims will be satisfied at less than 100 percent of their fair value.

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

     Legal Proceedings Related to CFC Only

     CFC was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of CFC during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to CFC, certain former officers and directors of CFC are named as defendants in one or more of the lawsuits. CFC and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that CFC and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of CFC (particularly with respect to prepayment assumptions and performance of certain loan portfolios of CFC), which allegedly rendered CFC's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. The parties to these lawsuits have entered into a stipulation of settlement, which is subject only to review and approval by the court.

     CFC is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over CFC's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from CFC's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys and insurance agents in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These cases were consolidated into one case, and CFC appealed them to the South Carolina Supreme Court. Oral argument was heard on March 21, 2002. On August 26, 2002 the South Carolina Supreme Court affirmed the arbitration judgments, and CFC filed a petition for writ of certiorari with the U.S. Supreme Court on October 23, 2002. CFC's petition was granted in January 2003, and the U.S. Supreme Court will hear oral argument on April 22, 2003. CFC has posted appellate bonds, including $23 million of cash, for these cases. CFC intends to challenge the awards vigorously and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so. The ultimate outcome of this proceeding cannot be predicted with certainty.

     Securities Litigation

     A total of forty-five suits were filed in 2000 against CNC in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased CNC's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased CNC's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by CNC, on CNC's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased CNC's "FELINE PRIDES" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of CNC were named as defendants. In each case, the plaintiffs asserted claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs alleged that CNC and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of CFC (particularly with respect to performance of certain loan portfolios of CFC) which allegedly rendered CNC's financial statements false and misleading.

       Eleven of the cases in the United States District Court for the Southern District of Indiana were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Conseco Financing Trust VI, and Conseco Financing Trust VII. Each of these complaints named as defendants CNC, the relevant trust (with two exceptions), two former officers/directors of CNC, and underwriters for the particular issuance (with one exception). One complaint also named an officer and all of CNC's directors at the time of issuance of the preferred securities by Conseco Financing Trust
VII. In each case, plaintiffs asserted claims under Section 11 and Section 15 of the Securities Act of 1933, and eight complaints also asserted claims under
Section 12(a)(2) of that Act. Two complaints also asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and one complaint also asserted a claim under Section 10(b) of that Act. In each case, plaintiffs alleged that the defendants violated the federal securities laws by, among other things, making false and misleading statements in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved regarding the current state and future prospects of CFC (particularly with respect to performance of certain loan portfolios of CFC) which allegedly rendered the disclosure documents false and misleading.

     All of the CNC securities cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S (the "securities litigation"). An amended complaint was filed on January 12, 2001, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by CNC and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. On January 10, 2002, CNC entered into a Memorandum of Understanding (the "MOU") to settle the litigation for $120 million subject to court approval. Under the MOU, as amended on February 12, 2002, $106 million was required to be placed in escrow by March 8, 2002; the remaining $14 million was to be paid in two installments: $6 million by April 1, 2002, and $8 million by October 1, 2002 (all payments with interest from January 25, 2002). The $106 million due on March 8, 2002, was not paid, for reasons set forth in the following paragraph, and the MOU was terminated by the plaintiffs. On April 15, 2002, a new MOU was executed (the "April 15 MOU"). Pursuant to the April 15 MOU, $95 million was funded on April 25, 2002, with the remaining $25 million to await the outcome of the coverage litigation between CNC and certain of its directors' and officers' liability insurance carriers as described in the next paragraph. Court approval of the settlement was received on August 7, 2002.

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and which, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et al. v. National Union Fire Insurance Company of Pittsburgh, PA, Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the "coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. Royal subsequently asserted counterclaims seeking repayment of the $15 million it previously provided to CNC as part of the settlement. The second excess insurance carrier, Westchester Fire Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but initially reserved rights to continue to litigate coverage. RLI has subsequently settled (for $50,000 paid by certain of the individual insureds as partial payment of RLI's attorneys' fees incurred in the coverage litigation), and RLI is no longer continuing to dispute coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between CNC, Royal and Lloyd's. Since the United States District Court for the Southern District of Indiana has approved the settlement of the securities litigation prior to resolution of the coverage litigation, $90 million plus accrued interest is available for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if CNC prevails in the coverage litigation) or from CNC (if CNC does not prevail). We intend to pursue our coverage rights vigorously. Because the directors' and officers' liability insurance that was in force at the time the litigation commenced provides for coverage of $100 million, CNC believes its exposure in the litigation should be $20 million (i.e., the excess of the $100 million in coverage). CNC believes that the insurance applies to the claims in the securities litigation and that the two insurers who are continuing to litigate the coverage issue were obligated to pay their policy limits to fund the settlement, as the other four carriers have done. We recorded $20 million as our best estimate of a probable loss in 2001. Such amount has been placed in escrow. We also previously established the estimated remaining liability of $40 million and a claim receivable of $40 million. Such amount includes: (i) $15 million related to Royal who paid its portion of the settlement into a fund but reserved its rights to continue to litigate coverage (which litigation is proceeding); and (ii) $25 million related to Lloyd's who has refused to pay. Following the filing of our Chapter 11 Case, the trial court granted Lloyd's motion to dismiss our lawsuit resulting in our decision to establish an allowance for the entire $40 million claim receivable CNC believes is due from Royal and Lloyd's. We intend to appeal the decision to dismiss in part because we believe the decision violates the stay in the Chapter 11 Case. CNC believes that the coverage litigation should result in a determination that the insurer that paid under a reservation of rights has no right to recoup the payment that it made, and that the insurer that refused to pay is obligated to do so under its policy. We believe the latter insurer should pay its portion of the coverage once such determination is made. The ultimate outcome cannot be predicted with certainty. CNC is also pursuing settlement discussions with Royal and Lloyd's. In the event that CNC does not reach settlement and does not prevail in the coverage litigation, it will seek to subordinate the securities plaintiffs' claims under section 510 of the Bankruptcy Code, or disallow such claims under sections 502(d) and 547 of the Bankruptcy Code, in which case CNC may not be required to pay the portion of the settlement not covered by its directors' and officers' liability insurance. CNC has asked the Bankruptcy Court to stay the Indiana state court action, and the Bankruptcy Court is scheduled to hear that motion on May 19, 2003.

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name CNC as a defendant, along with certain current and former officers of CNC. These lawsuits were filed on behalf of persons or entities who purchased CNC's common stock on various dates between October 24, 2001 and August 9, 2002. In each case Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of CNC and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of CNC's stock price. Plaintiffs in one of these lawsuits have filed an uncontested consolidation and lead plaintiff motion, which, if granted, would result in the consolidation of these eight cases into one. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned "Franz Schleicher, et al.
v. Conseco, Inc., et al.," File No. 02-CV-1332 DFH-TAB. CNC believes these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty. CNC has filed an adversary proceeding to extend the automatic stay provided for by the Bankruptcy Code to this litigation as it pertains to current and former officers and directors of CNC.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan filed an action in the United States District Court for the Southern District of Indiana against CNC, Conseco Services LLC and certain current and former officers of CNC (Roderick Russell, et al. v Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of CNC at any time from April 28, 1999 through the present. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in CNC's common stock without full disclosure of the Company's true financial condition. CNC believes the lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty. CNC has filed an adversary proceeding to extend the automatic stay provided for by the Bankruptcy Code to this litigation as it pertains to current and former officers and directors of CNC.

     Derivative Litigation

     Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of CNC (in one case), and, alleging aiding and abetting liability, certain banks that allegedly made loans in relation to CNC's "Stock Purchase Plan" (in three cases). CNC is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of CFC, and engaged in corporate waste by causing CNC to guarantee loans that certain officers, directors and key employees of CNC used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Derivative Litigation", Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). CNC believes that these lawsuits are without merit and intends to defend them vigorously. The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. CNC asserts that these lawsuits are assets of the estate pursuant to section 541(a) of the Bankruptcy Code and does not currently intend to pursue them postpetition because they are meritless. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Other Litigation

     On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly-owned subsidiary of CNC, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or to sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that indirectly owns the General Motors Building, a 50-story office building in New York, New York (the "GM Building"). 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against CNC, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. (the "State Court Action"). Plaintiff claims that CNC and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that CNC and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration (the "Arbitration"). Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, CNC and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit on March 25, 2002. By Stipulation and Order, dated June 14, 2002, the State Court Action was stayed, pending resolution of the Arbitration. CNC plans to vigorously pursue its options to compel prompt resolution of this dispute. CNC believes that Mr. Trump's lawsuit is without merit and intends to vigorously pursue its own rights to acquire the GM Building. The ultimate outcome cannot be predicted with certainty. On

February 21, 2003, the Trump entities filed a proof of claim asserting a general unsecured claim of $1 billion against CNC. On March 3, 2003, CNC and Carmel Fifth initiated an adversary proceeding against the Trump entities. CNC and Carmel Fifth's adversary complaint seeks declaratory and injunctive relief against the Trump entities. CNC and Carmel Fifth's adversary action requests that the court find (1) that the July 3rd Agreement terminated due to Trump's failure to comply with the terms of that agreement, and (2) that the Trump entities are required to convey their interest in 767 LLC to Carmel Fifth pursuant to Carmel Fifth's rights under the LLC Agreement. On March 5, 2003, CNC and Carmel Fifth, in the adversary proceeding, filed an emergency motion for preliminary injunction and an emergency motion for expedited hearing. Through those motions, CNC and Carmel Fifth sought: an accelerated schedule for resolution of their claims against the Trump entities, removal of Mr. Trump from management of the GM Building, and an order restraining Mr. Trump and the Trump entities from interference with CNC and Carmel Fifth's efforts to market the GM Building. The Bankruptcy Court has assumed jurisdiction of the matters related to the July 3rd Agreement and has denied jurisdiction with respect to Carmel Fifth's rights under the LLC Agreement and ordered that the arbitration of the LLC Agreement matters be completed or nearly completed by May 19, 2003. After such time, the Bankruptcy Court will set the July 3rd Agreement matters for trial. In connection with the Bankruptcy Court's ruling on the jurisdictional issues, the parties stipulated that they would appear before the Bankruptcy Court to provide updates with respect to the pending arbitration in order to keep the arbitration process on schedule for resolution or near resolution by May 19, 2003. The Court also ordered the Trump entities to stipulate that they would take no actions that would delay completion or near completion of arbitration by May 19, 2003.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against CNC, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of CNC common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. CNC believes the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The ultimate outcome cannot be predicted with certainty.

     CNC is also a party to litigation related to the death of Lawrence Inlow with the manufacturer of a corporate helicopter and other parties. This litigation was consolidated in the United States District Court for the Southern District of Indiana (In re: Inlow Accident Litigation, Cause No. IP99-0830-C-H/G) and is currently on appeal to the Seventh Circuit Court of Appeals. The maximum exposure for this litigation is estimated to be $25 million, although CNC believes that the claims against it are without merit. The ultimate outcome cannot be predicted with certainty. CNC is also party to litigation with Associated Aviation Underwriters, Inc. in Hamilton County Superior Court (Associated Aviation Underwriters, Inc. v. Conseco Inc., et al, Cause No. 29C01-9909-CP588) relating to Associated Aviation Underwriters' obligation to defend and/or indemnify CNC in the aforementioned litigation. If CNC prevails in this lawsuit, Associated Underwriters may be obligated to indemnify CNC for all or part of its liability in the aforementioned litigation. This litigation has been stayed until final judgments are rendered in the former litigation.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits and arbitrations (including purported class actions) related to their operations. These actions include one action brought by the Texas Attorney General regarding long-term care policies, two purported nationwide class actions involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     Other Proceedings

     The Company has been notified that the staff of the SEC has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including CFC's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has recently been settled as described above. The Company is cooperating with the SEC staff in this matter.

     The Company has been notified that the Alabama Securities Commission is examining the Company's 1998 Directors/Officers & Key Employees Stock Purchase Program and the 2000 Employee Stock Purchase Program Work-Down Plan. The Company is cooperating with the Commission's staff in this matter.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

     Optional Item. Executive Officers of the Registrant.

      Officer                                            Positions with Conseco, Principal
    Name and Age (a)                  Since             Occupation and Business Experience (b)
    ------------                      -----             ----------------------------------

    William J. Shea, 54.............  2001         Since November 2002, President and Chief Executive Officer of Conseco.  From
                                                   September 2001, President; from March 2002 to November 2002, Acting Chief
                                                   Financial Officer of Conseco; from 1998 to 2001, Chairman of the Board of
                                                   Demoulas Supermarkets, Inc.; from 1999 to 2000, CEO of View Tech, Inc.
                                                   (integrated videoconferencing); and from 1993 to 1998, Vice Chairman and Chief
                                                   Financial Officer of BankBoston Corporation.  Since September 2001, Director of
                                                   Conseco.

    Eugene M. Bullis, 57............  2002         Since November 2002, Executive Vice President and Chief Financial Officer of
                                                   Conseco.  From July 2002 to November 2002, Mr. Bullis was Executive Vice
                                                   President, Finance Administration of Conseco.  Chief Financial Officer of
                                                   Managed Ops. Com, Inc. from April 2000 to May 2002.  Executive Vice President and Chief Financial Officer of Manufacturers' Services, Ltd. from October 1999 to March 2000.  From March 1998 to October 1999, Chief Operating Officer and
                                                   Chief Financial Officer of Physicians Quality Care.

    John R. Kline, 45...............  2002         Since 2002, Senior Vice President and Chief Accounting Officer of Conseco; from
                                                   2000 to 2002, Senior Vice President of various Conseco subsidiaries; from 1992 to 2000, Vice President of various Conseco subsidiaries.

    Maxwell E. Bublitz, 46..........  1998         Since 1998, Senior Vice President, Investments of Conseco; since 1994, President
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


                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS.

     MARKET INFORMATION

     On January 21, 2003, the Bankruptcy Court granted our motion to restrict the trading of CNC's common stock to assist the Company in preserving its net operating losses. Under Section 382 of the Code, a company can lose the benefit of its NOLs if the company is deemed to undergo an ownership change as defined under that Section of the Code.

     On August 9, 2002, we announced that we had engaged legal and financial advisors to begin discussions with creditors in order to effectuate a fundamental restructuring of the Company's capital structure. After the announcement, the New York Stock Exchange ("NYSE") halted trading in Conseco's common stock and all of its other listed securities. The SEC subsequently granted the NYSE's application for removal from listing and registration with respect to the following Conseco securities: (i) common stock; (ii) 8.125% senior notes due 2003; (iii) 10.5% senior notes due 2004; (iv) 9.16% trust originated preferred securities; (v) 8.70% trust originated preferred securities; (vi) 9% trust originated preferred securities; and (vii) 9.44% trust originated preferred securities, effective on the opening of the trading session on September 25, 2002.

     The following table sets forth the ranges of high and low sales prices per share for the last two fiscal years. There have been no dividends paid or declared during this period.

Period                                                             Market price
------                                                         ------------------
                                                               High           Low
                                                               ----           ---
2001:
    First Quarter...........................................  $18.60          $11.69
    Second Quarter..........................................   20.20           13.05
    Third Quarter...........................................   16.20            5.25
    Fourth Quarter..........................................    7.40            2.51

2002:
    First Quarter  .........................................  $ 4.59          $ 2.77
    Second Quarter .........................................    5.07            1.51
    Third Quarter  .........................................    2.05             .03
    Fourth Quarter .........................................     .13             .03


     The closing market price for a share of our common stock on April 10, 2003 was $.037. As of March 20, 2003, there were approximately 144,100 holders of the outstanding shares of common stock, including individual participants in securities position listings.

     DIVIDENDS

     The Company does not anticipate declaring or paying dividends on its common stock in the foreseeable future, and is currently prohibited from doing so.

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

CONSECO, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION AS OF DECEMBER 17, 2002)

                                                                                 Years ended December 31,
                                                                ---------------------------------------------------------

                                                                2002          2001         2000         1999         1998
                                                                ----          ----         ----         ----         ----
                                                                       (Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA(a)
Insurance policy income.....................................   $3,602.3     $3,992.7     $4,170.7     $3,977.9     $3,869.6
Net investment income.......................................    1,342.9      1,564.5      1,597.0      2,300.8      1,882.4
Net realized investment gains (losses) .....................     (597.0)      (379.4)      (346.5)      (146.3)       189.6
Total revenues..............................................    4,418.3      5,467.1      5,558.6      6,249.1      6,032.9
Interest expense on corporate notes payable and
  investment borrowings (contractual interest for 2002
  of $366.5)................................................      363.1        400.0        454.3        300.2        242.2
Total benefits and expenses.................................    6,052.3      5,727.5      6,328.5      5,242.3      4,928.3
Income (loss) before income taxes, minority interest,
  discontinued operations, extraordinary gain (loss)
  and cumulative effect of accounting change................   (1,634.0)      (260.4)      (769.9)     1,006.8      1,104.6
Extraordinary gain (loss) on extinguishment of debt,
  net of income tax.........................................        8.1         17.2         (5.0)         -          (42.6)
Cumulative effect of accounting change, net of income tax...   (2,949.2)         -          (55.3)         -            -
Net income (loss)...........................................   (7,835.7)      (405.9)    (1,191.2)       595.0        467.1
Preferred stock dividends ..................................        2.1         12.8         11.0          1.5          7.8
Net income (loss) applicable to common stock................   (7,837.8)      (418.7)    (1,202.2)       593.5        459.3

PER SHARE DATA
Net income (loss), basic....................................    $(22.67)      $(1.24)      $(3.69)       $1.83        $1.47
Net income (loss), diluted..................................     (22.67)       (1.24)       (3.69)        1.79         1.40
Dividends declared per common share.........................       -             -            .10          .58          .53
Book value (deficit) per common share outstanding...........      (7.38)       12.34        11.95        15.50        16.37
Shares outstanding at year-end..............................      346.0        344.7        325.3        327.7        315.8
Weighted average shares outstanding for diluted earnings....      345.8        338.1        326.0        332.9        332.7

BALANCE SHEET DATA - PERIOD END
Total investments...........................................  $21,783.7    $25,067.1    $25,017.6    $26,431.6    $26,073.0
Goodwill  ..................................................      100.0      3,695.4      3,800.8      3,927.8      3,960.2
Total assets................................................   46,509.0     61,432.2     58,589.2     52,185.9     43,599.9
Corporate notes payable and commercial paper ...............        -        4,085.0      5,055.0      4,624.2      3,809.9
Liabilities subject to compromise...........................    4,873.3          -            -            -            -
Total liabilities...........................................   46,637.9     54,764.7     51,810.9     43,990.6     36,229.4
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..............    1,921.5      1,914.5      2,403.9      2,639.1      2,096.9
Shareholders' equity (deficit)..............................   (2,050.4)     4,753.0      4,374.4      5,556.2      5,273.6

-------------

(a) Our financial condition and results of operations have been significantly affected during the periods presented by the discontinued finance operations. Please refer to the section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations entitled "Financial Condition and Results of Operations of CFC - Discontinued Finance Operations" for additional information.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     In this section, we review the consolidated financial condition of Conseco at December 31, 2002 and 2001, the consolidated results of operations for the three years ended December 31, 2002, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected consolidated financial data.

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things: (i) the ability of Conseco to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 petitions under the Bankruptcy Code filed by Conseco and some of its subsidiaries, including CFC and CIHC, Incorporated (the "Chapter 11 petitions");
(ii) the potential adverse impact of the Chapter 11 petitions on Conseco's operations, management and employees; (iii) the outcome and timing of Conseco's efforts to restructure and/or sell assets of Conseco Finance; (iv) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco;
(v) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies, including from our process excellence initiatives, and to achieve the goals of recent restructuring initiatives undertaken at Conseco Insurance Group; (vi) customer response to new products, distribution channels, marketing initiatives and the Chapter 11 petitions; (vii) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (viii) performance of our investments; (ix) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (x) increasing competition in the sale of insurance and annuities and in the finance business;
(xi) regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (xii) actions by rating agencies and the effects of past or future actions by these agencies on Conseco's business, including the impact of recent rating downgrades; (xiii) the ultimate outcome of lawsuits filed against Conseco; (xiv) the risk factors or uncertainties listed from time to time in Conseco's filings with the SEC and with the U.S. Bankruptcy Court in connection with the Chapter 11 petitions; (xv) our ability to continue as a going concern; and (xvi) our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings from time to time. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

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

     These and other factors, including the terms of the Plan, will affect the value of our various prepetition liabilities, Trust Preferred Securities and preferred and common stock.

     Our Plan would result in holders of CNC's common stock and preferred stock (other than Series F Preferred Stock) receiving no value and the holders of CNC's Trust Preferred Securities and Series F Preferred Stock receiving little value on account of the cancellation of their interests. In addition, holders of unsecured claims against the Debtors would, in most cases, receive less than full recovery for the cancellation of their interests.

     OVERVIEW

     Since commencing operations in 1982, CNC pursued a strategy of growth through acquisitions. Primarily as a result of these acquisitions and the funding requirements necessary to operate and expand the acquired businesses, CNC amassed outstanding indebtedness of approximately $6.0 billion as of June 30, 2002. In 2001 and early 2002, we undertook a series of steps designed to reduce and extend the maturities of our parent company debt. Notwithstanding these efforts, the Company's financial position continued to deteriorate, principally due to our leveraged condition, losses experienced by our finance business and losses in the value of our investment portfolio.

     As a result of these developments, on August 9, 2002, we announced that we would seek to fundamentally restructure the Company's capital, and announced that we had retained legal and financial advisors to assist us in these efforts. We ultimately decided to seek judicial reorganization under Chapter 11 of the Bankruptcy Code.

     Under Chapter 11 we are operating as a debtor-in-possession. As of the Petition Date, actions to collect prepetition indebtedness of the Debtors as well as other pending litigation involving the Debtors, are stayed and other contractual obligations generally may not be enforced against the Debtors. Information regarding the Chapter 11 Cases appears in Item 1. "Proceedings Under Chapter 11 of the Bankruptcy Code" of this Form 10-K.

     As a result of the formalization of the plan to sell the finance business and the filing of petitions under the Bankruptcy Code by the Finance Company Debtors, the finance business is being accounted for as a discontinued operation. Information regarding the planned sale of the finance business appears in Item 1. "Discontinued Finance Business - Planned Sale of CFC".

     At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.

     The consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" have been prepared on a going concern basis which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our Plan will materially change amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization.

     The ability of Conseco to continue as a going concern is predicated upon many issues, including various bankruptcy considerations and risks related to our business and financial condition. See "Cautionary Statement Regarding Forward-Looking Information" above.

     CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made estimates in the past that we believed to be appropriate but were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected.

     We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. We continually evaluate the information used to make these estimates as our business and the economic environment change. The use of estimates is pervasive throughout our financial statements. The accounting policies and estimates we consider most critical are summarized below. Additional information on our accounting policies is included in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies".

     Critical Accounting Policies Related to our Continuing Business

     Investments

     At December 31, 2002, the carrying value of our investment portfolio was $21.8 billion. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

     We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

     When we sell a security (other than trading securities or venture capital investments), we report the difference between the sale proceeds and the amortized cost (determined based on specific identification) as a realized investment gain or loss.

     We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. For 2002, the Company recorded $556.8 million of writedowns of fixed maturities, equity securities, and other invested assets as a result of conditions that caused us to conclude a decline in the fair value of the investments was other than temporary. The facts and circumstances resulting in the other-than-temporary losses are described in the note to our accompanying financial statements entitled "Investments".

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

     Our evaluation of investments for impairment requires significant judgments to be made including: (i) the identification of potentially impaired securities;
(ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. Our periodic assessment of whether unrealized losses are "other than temporary" also requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) whether the investment is investment-grade and our security analyst's view of the investment's rating and whether the investment has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying asset and enterprise values of the issuer. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of an investment loss at that time. At December 31, 2002, our net accumulated other comprehensive income included gross unrealized losses on investments of $508.9 million; we consider all such declines in estimated fair value to be temporary. Our assessments of the potential other-than-temporary losses related to investments in our portfolio at December 31, 2002 are described in the note to our consolidated financial statements entitled "Investments".

     Estimated fair values for our investments are determined based on estimates from nationally recognized pricing services, broker-dealer market makers, and internally developed methods. Our internally developed methods require us to make judgments about the security's credit quality, liquidity and market spread.

     Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk in the below investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     During 2002, we sold $19.5 billion of fixed maturity investments which resulted in net realized investment losses (before income taxes) of $40.2 million. Securities sold at a loss are sold for a number of reasons including:
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

     We seek to closely match the estimated duration of our invested assets to the expected duration of our insurance liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. A mismatch of the durations of invested assets and insurance liabilities could have a significant impact on our results of operations and financial position.

     For more information on our investment portfolio and our critical accounting policies related to investments, see the note to our consolidated financial statements entitled "Investments".

     Cost of Policies Purchased and Cost of Policies Produced

     The cost of policies purchased are the costs assigned to the right to receive future cash flows from contracts existing at the date of an acquisition. The cost of policies produced are those costs that vary with, and are primarily related to, producing new insurance business. These amounts are amortized using the interest rate credited to the underlying policy: (i) in relation to the estimated gross profits for universal life-type products; or (ii) in relation to future anticipated premium revenue for other products.

     At December 31, 2002, the combined balance of our cost of policies purchased and cost of policies produced was $3.2 billion. The recovery of these costs is dependent on the future profitability of the related business.

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

     Goodwill

     Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. As more fully described in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies", the Company recorded the cumulative effect of the accounting change for goodwill impairment of $2,949.2 million in 2002. In addition, we recognized an impairment charge of $500 million in 2002, due to changes in the value of our insurance businesses resulting from events occurring during 2002.

     The significant factors used to determine the amount of the impairments included analyses of industry market valuations, historical and projected performance of our insurance segment, discounted cash flow analyses and the market value of our capital. The valuations utilized the best available information, including assumptions and projections we considered reasonable and supportable. The assumptions we used to determine the discounted cash flows involved significant judgments regarding the best estimate of future premiums, expected mortality and morbidity, interest earned and credited rates, persistency and expenses. The discount rates used were based on analyses of the weighted average cost of capital for other insurance companies and considered the specific risk factors related to Conseco. Pursuant to the guidance in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. Management believes that the assumptions and estimates used are reasonable given all available facts and circumstances. However, if projected cash flows are not realized in the future, we may be required to recognize additional impairments. Subsequent impairment tests will be performed on an annual basis, or more frequently if circumstances indicate a possible impairment. Subsequent impairments, if any, would be classified as an operating expense.

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and operating loss carryforwards. The net deferred tax assets totalled $1,719.6 million at December 31, 2002 (including $925.7 million of deferred tax assets related to CFC which is classified as a discontinued operation). In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis.

     A valuation allowance of $1,719.6 million (of which $925.7 million relates to discontinued operations) has been provided for the entire net deferred income tax asset balance at December 31, 2002, as we believe the realization of such asset in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. This conclusion was greatly influenced by recent unfavorable developments affecting the Company such as rating downgrades that decrease the Company's likelihood to generate adequate future taxable income to realize the tax benefits.

     The Company established valuation contingencies related to certain tax uncertainties of the insurance companies we acquired on the date of their acquisition. We have determined that $146.2 million of such valuation contingencies are no longer necessary because the tax uncertainties no longer exist. Pursuant to Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the benefit for the reduction of such valuation contingencies is first applied to reduce the related goodwill balances related to the acquisition. Accordingly, we reduced such valuation contingencies (increasing deferred taxes) and goodwill balances by $146.2 million during 2002.

     At December 31, 2002, Conseco had federal income tax loss carryforwards of $1,757.4 million available (subject to various statutory restrictions) for use on future tax returns (including $552.4 million of federal income tax carryforwards attributable to discontinued operations). These carryforwards will expire as follows: $2.3 million in 2003; $11.2 million in 2004; $4.9 million in 2005; $.6 million in 2006; $7.9 million in 2007; $7.5 million in 2008; $14.7 million in 2009; $30.7 million in 2010; $6.2 million in 2011; $10.1 million in 2012; $43.9 million in 2013; $6.9 million in 2014; $60.5 million in 2016; $90.0 million in 2017; $244.6 million in 2018; $159.1 million in 2019; $594.3 million in 2020; and $462.0 million in 2022.

     The Company is currently in bankruptcy and expects to restructure and emerge from bankruptcy. As a result of the restructuring that is expected to occur upon the anticipated emergence from bankruptcy, the aggregate outstanding indebtedness will be substantially reduced. The cancellation of the indebtedness is expected to result in the realization of COD Income. The COD Income will not be recognized as taxable income because the Company is under the jurisdiction of a court in a Title 11 bankruptcy proceeding. Instead, as a consequence of such exclusion from taxable income, the Company must reduce its tax attributes by the amount of COD Income, which it excluded from taxable income. Tax attributes are reduced in the following order: (i) NOLs; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. Although it is expected that a reduction of tax attributes will be required, because the determination of the COD Income is dependent upon the fair market value of the various debt and capital instruments at the Effective Date, the exact amount of the reduction cannot be predicted.

     The restructuring will be accomplished by the formation of New Conseco, which will issue new debt, preferred stock and common stock, in exchange for substantially all of the assets of the Company. The Company intends to accomplish this transaction as a G Reorganization. Assuming that the restructuring constitutes a G Reorganization, the Company will recognize no gain or loss with respect to such transactions to effect the G Reorganization, the Company's taxable year will close on the Effective Date and New Conseco will begin a new taxable year on the day after the Effective Date, and all of the Company's tax attributes existing on the Effective Date, including NOLs and other loss and credit carryovers will be transferred to New Conseco as of the close of the Effective Date.

     Any NOLs and other loss and credit carryovers transferred to New Conseco will be limited under the Code to a maximum amount in any one year. This amount is equal to the product of the fair market value of the loss corporation's outstanding stock immediately before the ownership change and the long term tax-exempt rate (which is published monthly by the Treasury Department and most recently was approximately 4.61 percent) in effect for the month in which the ownership change occurs. This amount will not be known until the Effective Date.

     Liabilities for Insurance Products

     At December 31, 2002, the total balance of our liabilities for insurance and asset accumulation products was $22.8 billion. These liabilities are often payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between what we expected when we sold these products and actual experience could result in future losses.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. For our health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, negatively affecting our operating results.

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

     We also establish a liability for potential losses related to our guarantees of bank loans and the related interest loans to approximately 155 current and former directors, officers and key employees for the purchase of Conseco common stock. This liability is based on an assessment of the value of collateral held for the loans, the personal wealth of the participants in the stock purchase plan, and other factors (such as current and expected future earnings of the participants) which could affect the participants' ability to repay the loans. As of December 31, 2002, we had guaranteed loans totaling $481.3 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $179.2 million. During 2002, Conseco purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans (including accrued interest, the balance on these loans was $56.7 million at December 31, 2002). At December 31, 2002, we had recognized a reserve liability of $660.0 million based on our estimate. A change in the ability of participants to meet their obligations related to the bank loans and related interest loans would have an effect on our results of operations and financial position.

     Critical Accounting Policies Related to Our Discontinued Finance Business

     Retained Interests in Securitization Trusts and Guarantee Liability Related to Interests in Securitization Trusts Held by Others

     Retained interests in securitization trusts represent CFC's right to receive certain future cash flows from securitization transactions structured prior to September 8, 1999, and the value of these interests totaled $252.6 million at December 31, 2002. Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. CFC carries retained interests at estimated fair value. CFC estimates fair value by discounting the projected cash flows over the expected life of the receivables sold using current estimates of future prepayment, default, loss and interest rates. CFC records any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occur, CFC reduces the amortized cost to estimated fair value and recognizes a loss in its statement of operations. The assumptions used to determine new values are based on CFC's internal evaluations.

     The estimation of the value of CFC's retained interests in securitization trusts requires significant judgment. CFC has recognized significant impairment charges when the retained interests did not perform as well as anticipated based on the assumptions and expectations of CFC management.

     CFC's current valuation of retained interests in securitization trusts may prove inaccurate in future periods. In the securitizations to which these retained interests relate, CFC has retained certain contingent risks in the form of guarantees of certain lower-rated securities issued by the securitization trusts. As of December 31, 2002, the total nominal amount of these guarantees was $1.4 billion. The net present value of expected future guarantee payments are recognized as a liability by CFC and totaled $326.7 million at December 31, 2002. Management of CFC valued the guarantee liability using the same assumptions used in valuing its retained interests in securitization trusts. If CFC has to make more payments on these guarantees than anticipated, or CFC experiences higher than anticipated rates of loan prepayments, including those due to foreclosures or charge-offs, or any adverse changes in CFC's other assumptions used for such valuation (such as interest rates and loss mitigation policies), CFC could be required to recognize additional impairment charges (including potential payments related to $1.4 billion of guarantees) which could have a material adverse effect on CFC's financial condition or results of operations. CFC considers any estimated payments related to these guarantees in the projected cash flows used to determine the value of its retained interests in securitization transactions.

     During 2002, CFC recognized an impairment charge related to the value of its retained interests in securitization trusts of $1,077.2 million. CFC also recognized a $336.5 million increase in the valuation allowance related to servicing rights as a result of changes in assumptions in 2002. See "Finance Operations - Impairment Charge" included in this "Management's Discussion and Analysis of Financial Condition" for additional discussion.

     Finance Receivables

     At December 31, 2002, the balance of CFC's finance receivables was $14.5 billion. This value is significantly affected by CFC's assessment of the collectibility of the receivables, servicing actions and the provision for credit losses that CFC establishes.

     The provision for credit losses charged to expense is based upon an assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. CFC reduces the carrying value of finance receivables to net realizable value at the earlier of: (i) six months of contractual delinquency; or (ii) when CFC takes possession of the property securing the finance receivable. Estimates of the provision are revised each period, and changes are recorded in the period they become known. A significant change in the level of collectible finance receivables would have a significant adverse effect on CFC's results of operations and financial position in future periods.

     RISK FACTORS

     Conseco and its businesses are subject to a number of risks including: (i) bankruptcy related risk factors; and (ii) general business and financial risk factors. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of Conseco. Also see "Cautionary Statement Regarding Forward-Looking Statements" above. For additional risk factors specific to the Chapter 11 cases, readers of this report should refer to the Plan and the Disclosure Statement, which were filed with the SEC on March 21, 2003 as exhibits to CNC's Current Report on Form 8-K dated March 18, 2003.

     Certain Bankruptcy Considerations

     The Bankruptcy Filing May Further Disrupt Our Operations and the Operations of Our Subsidiaries.

     The impact that the Chapter 11 Cases may have on our operations and the operations of our subsidiaries cannot be accurately predicted or quantified. Since the announcement of our intention to seek a restructuring of our capital in August 2002 and the filing of the Chapter 11 Cases, we have suffered significant disruptions in our operations. Our leveraged condition and liquidity difficulties have eliminated CFC's access to the securitization markets, which have historically served as CFC's main source of funding. As a result, CFC has had to terminate the origination of loans which it is unable to sell profitably in the whole-loan market. In addition, insurance regulators in each of the states in which our insurance subsidiaries are domiciled have been monitoring the Company's activities associated with its financial restructuring. Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas, our insurance subsidiaries domiciled in Texas, each entered into consent orders with the Commissioner of Insurance for the State of Texas, which, among other things, has limited their ability to pay dividends without regulatory approval and to make disbursements other than in the ordinary course of business. Conseco Life Insurance Company of Texas is the parent of all of the Company's insurance subsidiaries, except for Bankers National Life Insurance Company. In August 2002, A.M. Best further downgraded the financial strength ratings of our primary insurance subsidiaries to "B (fair)." These ratings downgrades and other adverse publicity concerning the Company's financial condition have caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, we have experienced defections among our sales force of agents and/or have increased commissions in order to retain them.

     The continuation of the Chapter 11 Cases, particularly if the Plan is not approved or confirmed in the time frame currently contemplated, could further adversely affect our operations and relationship with our customers, employees, regulators, distributors and agents. If confirmation and consummation of the Plan do not occur expeditiously, the Chapter 11 Cases could result in, among other things, increased costs for professional fees and similar expenses. In addition, prolonged Chapter 11 Cases may make it more difficult to retain and attract management and other key personnel and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operation of our business.

     We May Not Be Able to Obtain Confirmation of the Plan.

     We cannot assure you that we will receive the requisite acceptances to confirm the Plan. Even if we receive the requisite acceptances, we cannot assure you that the Bankruptcy Court will confirm the Plan. The Bankruptcy Court could also decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting holders of claims. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, (i) a finding by the Bankruptcy Court that the Plan "does not unfairly discriminate" and is "fair and equitable" with respect to any non-accepting holders of claims, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and
(iii) the value of distributions to non-accepting holders of claims and interests within a particular class under the Plan will not be less than the value of distributions such holders would receive if the Company were liquidated under Chapter 7 of the Bankruptcy Code. While there can be no assurance that these requirements will be met, we believe that the Plan will not be followed by a need for further financial reorganization and that non-accepting holders within each class under the Plan will receive distributions at least as great as would be received following a liquidation under Chapter 7 of the Bankruptcy Code when taking into consideration all administrative claims and costs associated with any such Chapter 7 case. We believe that holders of equity interests in Conseco would receive no distribution under either a liquidation pursuant to Chapter 7 or Chapter 11.

     The confirmation and consummation of the Plan are also subject to various conditions. One condition is the cancellation of the guarantee CIHC has given Lehman for up to $125 million of obligations CFC owes to Lehman. The CFC unsecured creditors have indicated that they intend to bring a lawsuit in the Chapter 11 Cases to prevent Lehman from getting paid in full from the proceeds of the sale of CFC's assets. If such suit were successful, the guarantee provided by CIHC may not be cancelled resulting in the plan condition not being satisfied. We can not predict the outcome of the threatened lawsuit by the CFC unsecured creditors or the delay to consummation of the Plan that may result from any such lawsuit against Lehman. If the Plan is not confirmed, it is unclear whether a restructuring of Conseco could be implemented and what distributions holders of claims or equity interests ultimately would receive with respect to their claims or equity interests. If an alternative reorganization could not be agreed to, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims and equity interests would receive substantially less favorable treatment than they would receive under the Plan.

     The Finance Company Debtors May be Unable to Close the Sale of CFC Assets

     The Finance Company Debtors anticipate that they will be able to close the sale of CFC assets to CFN and GE. There are many factors outside of the Finance Company Debtors control, however, including the ability of CFN and/or GE to finance the purchase and the ability of the Finance Company Debtors to obtain necessary governmental consents to the sale or transfer of certain of their assets. Moreover, it is possible that the Finance Company Debtors may not be able to meet various closing conditions, and that either CFN or GE would elect to cancel their respective sale agreements as a result of these failures. If these sales transactions are not completed, it is possible that the Finance Company Debtors would have to liquidate their assets under Chapter 7 of the Bankruptcy Code.

     Risks Related To Our Business And Financial Condition

     Our Degree of Leverage May Limit Our Financial and Operating Activities.

     We will have significant indebtedness even if the Plan is consummated. Furthermore, our historical capital requirements have been significant and our future capital requirements could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors that are not within our control. Recently, we have had difficulty financing our operations due, in part, to our significant losses and leveraged condition, and we cannot assure you that we will be able to obtain financing in the future. Even if the Plan is approved and consummated, we cannot assure you that we will not experience losses. Our profitability and ability to generate cash flow will likely depend upon our ability to successfully implement our business strategy and meet or exceed the results forecasted in the projections. However, we cannot assure you that we will be able to accomplish these results.

     A Failure to Improve and Maintain the Financial Strength Ratings of Our Insurance Subsidiaries Could Negatively Impact Our Operations and Financial Results.

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations as discussed in Item 1. "Competition." In July 2002, A.M. Best downgraded the financial strength ratings of Conseco's primary insurance subsidiaries to "B++ (Very Good)" and placed the ratings "under review with negative implications." On August 14, 2002, A.M. Best further lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (very good)" to "B (fair)". The A.M. Best downgrades caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades also caused defections among our independent agent sales force and increases in the commissions we must pay. These events have had a material adverse effect on our operations, financial results and liquidity.

     Although our Plan contemplates that our insurance subsidiaries will achieve a category "A" rating by the end of 2004, we cannot assure you that we will be able to achieve or maintain this rating. If we fail to achieve and maintain a category "A" rating, sales of our insurance products could continue to fall and additional existing policyholders may redeem or lapse their policies, adversely affecting our future operations, financial results and liquidity.

     The Covenants in the New Credit Facility Restrict Our Activities and Require Us to Meet or Maintain Various Financial Ratios and Minimum Insurance Ratings.

     Our Plan contemplates that we will enter into a senior secured credit facility (the "New Credit Facility") with our lenders in connection with our reorganization. We have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders under the New Credit Facility. We have also agreed to meet or maintain various financial ratios and minimum financial strength ratings for our insurance subsidiaries. For instance, if we experience a ratings downgrade following confirmation of the Plan, if we fail to achieve an "A-" rating by a specified date following confirmation of the Plan or if we experience a ratings downgrade after achieving an "A-" rating, we will suffer an event of default under the New Credit Facility. Our ability to meet these financial and ratings covenants may be affected by events beyond our control. Although we expect to be in compliance with these requirements as of the date the Company emerges from bankruptcy, these requirements represent significant restrictions on the manner in which we may operate our business. If we default under any of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, we cannot assure you that we would have sufficient liquidity to repay or refinance this indebtedness or any of our other debts.

     CNC and CIHC are Holding Companies and Depend on their Subsidiaries for Cash.

     CNC and CIHC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash CNC and CIHC receive from insurance subsidiaries consists of fees for services, tax sharing payments, dividends and distributions, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNC or CIHC for any reason could limit such subsidiaries' ability to pay cash dividends or other disbursements to CNC and/or CIHC, which, in turn, would limit CNC's and/or CIHC's ability to meet debt service requirements and satisfy other financial obligations.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations or net income for the prior year; or
(ii) 10 percent of capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. As described in Item
1. "Government Regulation", Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002. These consent orders, among other things, limit the ability of our insurance subsidiaries to pay dividends. In addition, actions that we may need to take to improve the ACLRBC ratios of our insurance subsidiaries could affect the ability of our insurance subsidiaries to pay dividends.

     Our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions following the confirmation of the Plan.

     The Obligations of CNC and CIHC are Structurally Subordinated to the Obligations of CNC's and CIHC's Subsidiaries.

     Because our operations are conducted through subsidiaries, claims of the creditors of those subsidiaries (including policyholders) will rank senior to claims to distributions from the subsidiaries, which we depend on to make payments on our obligations. CIHC's subsidiaries excluding CFC had indebtedness for borrowed money (including capitalized lease obligations but excluding indebtedness to affiliates), policy reserves and other liabilities of approximately $24.1 billion at December 31, 2002. The obligations of CNC and CIHC, as parent holding companies, will rank effectively junior to these liabilities.

     If an insurance company subsidiary were to be liquidated, that liquidation would be conducted under the insurance law of its state of domicile by such state's insurance regulator as the receiver with respect to such insurer's property and business. In the event of a default on our debt or our insolvency, liquidation or other reorganization, our creditors and stockholders will not have the right to proceed against the assets of our insurance subsidiaries or to cause their liquidation under federal and state bankruptcy laws.

     Our Insurance Business Performance May Decline if Our Premium Rates Are Not Adequate.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the severity of the claim, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results may be adversely affected. Our estimates of insurance liabilities assume we will be able to raise rates if future experience results in blocks of our health insurance business becoming unprofitable. We generally cannot raise our health insurance premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates due to unfavorable actual claims experience, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in anti-selection if healthier policyholders allow their policies to lapse. This would reduce our premium income in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, adversely affecting our financial results in that period.

     We May Not Achieve the Goals of Certain Initiatives We Have Undertaken With Respect to the Restructuring of Our Principal Insurance Business.

     Several of our principal insurance businesses have experienced substantial recent losses in their investment portfolio, declining sales and expense levels that do not match product pricing. We have adopted several initiatives designed to improve these operations, including focusing sales efforts on higher margin products; reducing operating expenses by eliminating or reducing the costs of marketing certain products; personnel reductions and streamlined administrative procedures; stabilizing the profitability of inforce business, particularly long-term care policies; combining certain legal insurance entities to reduce burdens associated with statutory capital requirements; and improving the performance of investments by reducing exposure to credit events and certain types of higher risk assets. We have only recently adopted these initiatives and we cannot assure you that they will be successfully implemented.

     Our Reserves for Future Insurance Policy Benefits and Claims May Prove To Be Inadequate, Requiring Us To Increase Liabilities and Resulting In Reduced Net Income and Shareholders' Equity.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on assumptions made by our actuaries. For our health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability, and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and prior years' statistics. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial performance depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in an adverse effect to our financial results and financial position.

     Our Insurance Subsidiaries May be Required to Pay Assessments to Fund Policyholder Losses or Liabilities; This May Have a Material Adverse Effect on Our Results of Operations.

     The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that these assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. We cannot estimate the likelihood and amount of future assessments. Any future assessments may have a material adverse effect on our financial results and financial position.

     We are Subject to Further Risk of Loss Notwithstanding Our Reinsurance Arrangements.

     We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. Furthermore, we face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations could materially affect our operations and financial condition.

     We Are Subject to Extensive Regulation.

     Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate, which is primarily for the benefit and protection of our customers, and not for the benefit of our investors or creditors. Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating sales and other practices, licensing agents, approving policy forms, setting reserve and solvency requirements, determining the form and content of required statutory financial statements, limiting dividends and prescribing the type and amount of investments.

     We have been operating under heightened scrutiny from state insurance regulators. As described in Item 1. "Competition", our insurance subsidiaries domiciled in Texas, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002.

     In Certain Circumstances, Regulatory Authorities May Place Our Insurance Subsidiaries Under Regulatory Control.

     Our insurance subsidiaries are subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: asset quality; mortality and morbidity; asset and liability matching; and other business factors. The requirements are used by states as an early warning tool to discover potential weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's ACLRBC falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. Possible regulatory actions range from requiring the insurer to propose actions to correct the ACLRBC deficiency to placing the insurer under regulatory control. The 2002 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of levels subjecting the subsidiary to any regulatory action. However, our ACLRBC ratios have declined significantly over the last year and some of our subsidiary's capital levels are near the level which would require them to submit a comprehensive plan aimed at improving their capital position to the regulatory authority.

     Recently Enacted and Pending or Future Legislation Could Also Affect the Financial Performance of Our Insurance Operations.

     During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards with respect to individuals which could have the effect of increasing our loss ratios and have an adverse effect on our financial results. In particular, Medicare reform and legislation concerning prescription drugs could affect our ability to price or sell our products.

     Proposals currently pending in Congress and some state legislatures may also affect our financial results. These proposals include the implementation of minimum consumer protection standards for inclusion in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers (including lapse and replacement rates for policies and the percentage of claims denied). Enactment of any of these proposals could adversely affect our financial results.

     In addition, the federal government may seek to regulate the insurance industry, and recent government regulation may increase competition in the insurance industry and may affect our insurance subsidiaries' current sales methods. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have a direct impact on the insurance business. Current and proposed measures that may significantly affect the insurance business generally include limitations on antitrust immunity and minimum solvency requirements.

     Changing Interest Rates May Adversely Affect Our Results of Operations.

     Our profitability may be directly affected by the level of and fluctuations in interest rates. While we monitor the interest rate environment and have previously employed hedging strategies designed to mitigate the impact of changes in interest rates, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. At December 31, 2002, approximately 20 percent of our total insurance liabilities (or approximately $4.5 billion) could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our mortgage-backed securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

     Litigation and Regulatory Investigations May Harm Our Financial Strength and Reduce Our Profitability.

     Insurance companies historically have been subject to substantial litigation resulting from claims disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies are increasingly facing policyholder suits, class actions and disputes with reinsurers. The class actions and policyholder suits are often in connection with insurance sales practices, policy and claims administration practices and other market conduct issues. State insurance departments are increasingly focusing on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. As a result of these trends, we are in the ordinary course of our business a plaintiff or defendant in actions arising out of our insurance business and investment operations, including class actions and reinsurance disputes, and, from time to time, are also involved in various governmental and administrative proceedings. Such litigation and proceedings may harm our financial strength and reduce our profitability. We cannot assure you that such litigation will not adversely affect our future business, financial condition or results of operations.

     A Delay or an Unfavorable Outcome in the Dispute Surrounding Our Interest in the GM Building May Adversely Affect Our Financial Condition and Our Ability to Fund Our Business Plan.

     As described in Item 3. "Legal Proceedings", entities controlled by Donald
J. Trump currently dispute CNC's subsidiary's ability to acquire the GM Building and later to monetize that asset. This dispute could delay our subsidiary's ability to sell the GM Building and distribute the profits of that sale. Our Plan presumes that our interest in the GM Building will be monetized in the first quarter of 2004, although timing of actual resolution of the dispute with Trump and sale of the building is not certain. The mortgages on the GM Building, which total $700 million, are due on August 1, 2003.

     The Markets in Which We Compete Are Highly Competitive.

     Each of the markets in which we operate is highly competitive. Competitors include other life insurers, commercial banks, thrifts, mutual funds and broker-dealers. Many of our competitors in different segments and regions are larger companies that have greater capital, technological and marketing resources, and have access to capital at a lower cost. Because the actual cost of products is unknown when they are sold, we are subject to competitors who may sell a product at a price that does not cover its actual cost. Agents placing insurance business with our insurance subsidiaries generally are compensated on a commission basis. There are many life and health insurance companies in the U.S. Some of these companies may pay higher commissions and charge lower premium rates, and many companies have more substantial resources than we do. Publicity about our recent financial difficulties may cause agents to place business with other insurers.

     We must attract and retain sales representatives to sell our insurance and annuity products. Strong competition exists among financial services companies for efficient sales representatives. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. Our competitiveness for such agents also depends upon the relationships we develop with these agents. If we are unable to attract and retain sufficient numbers of sales representatives to sell our products, our ability to compete and our revenues would suffer.

     Tax Law Changes Could Adversely Affect Our Insurance Product Sales and Profitability.

     We sell deferred annuities and some forms of life insurance products which are attractive to purchasers, in part, because policyholders generally are not subject to United States federal income tax on increases in policy values until some form of distribution is made. Recently, Congress enacted legislation to lower marginal tax rates, reduce the federal estate tax gradually over a ten-year period, with total elimination of the federal estate tax in 2010 and increase contributions which may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will sunset at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products. Additionally, Congress has considered, from time to time, other possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products. There can be no assurance that further tax legislation will not be enacted which would contain provisions with possible adverse effects on our annuity and life insurance products.

     The Impact of Recent Terrorist Attacks and the War in Iraq May Adversely Affect the Insurance Industry and Financial Markets.

     Terrorist attacks in New York City and Washington, D.C. on September 11, 2001 adversely affected commerce throughout the United States and resulted in significant disruption to the insurance industry and significant declines and volatility in financial markets. The continued threat of terrorism within the United States and abroad, and the military action and heightened security measures in response to that threat, including the possibility of extended hostilities in Iraq, may cause additional disruptions to the insurance industry, reduced economic activity and continued volatility in markets throughout the world, which may adversely impact our financial results.

     RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2002:

     The following tables and narratives summarize our operating results for the three years ended December 31, 2002. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.


                                                                                  2002             2001              2000
                                                                                  ----             ----              ----
                                                                                          (Dollars in millions)
Operating earnings (losses) from continuing operations before taxes and goodwill amortization:
     Insurance and fee-based segment operating earnings...................     $   284.6           $ 776.7       $   780.5

     Holding company activities:
       Corporate expenses, less charges to subsidiaries for services
         provided.........................................................         (87.3)            (22.0)          (71.0)
       Interest and dividends, net of corporate investment income.........        (487.2)           (551.4)         (654.1)
                                                                               ---------           -------       ---------

         Operating earnings (losses) from continuing operations
           before taxes and goodwill amortization.........................        (289.9)            203.3            55.4

     Taxes................................................................         (53.1)            (79.0)          (20.2)
                                                                               ---------           -------       ---------

         Operating earnings (losses) from continuing operations
           before goodwill amortization...................................        (343.0)            124.3            35.2

     Goodwill amortization................................................           -              (107.0)         (104.2)
                                                                               ---------           -------       ---------

         Operating earnings (losses) from continuing operations
           applicable to common stock.....................................        (343.0)             17.3           (69.0)
                                                                               ---------           -------       ---------

Non-operating items, net of tax:
   Deferred income tax valuation allowance................................        (811.2)              -               -
   Loss related to reinsurance transactions and businesses
     sold to raise cash...................................................         (47.5)              -             (56.3)
   Net realized losses....................................................        (569.2)           (222.4)         (193.1)
   Provision for losses related to loan guarantees........................        (240.0)           (110.2)         (150.0)
   Venture capital loss related to our investment
     in AT&T Wireless Services, Inc.......................................         (99.3)            (15.2)          (99.4)
   Costs related to debt modification and refinancing
     transactions.........................................................         (17.7)              -               -
   Restructuring items....................................................         (14.4)              -               -
   Major medical business in run-off and other
     non-recurring items..................................................         (31.3)           (121.3)         (192.1)
   Discontinued operations:
     CFC(a)...............................................................      (1,969.6)           (101.1)         (399.7)
     CVIC.................................................................        (253.5)             (5.6)           17.7
   Gain on sale of interest in riverboat..................................          -               122.6             -
   Extraordinary gain (loss) on extinguishment of debt ...................           8.1              17.2            (5.0)
   Cumulative effect of accounting change.................................      (2,949.2)              -             (55.3)
   Goodwill impairment ...................................................        (500.0)              -                 -
                                                                               ---------           -------       ---------

       Total non-operating items, net of tax..............................      (7,494.8)           (436.0)       (1,133.2)
                                                                               ---------           -------       ---------

Net loss applicable to common stock.......................................     $(7,837.8)          $(418.7)      $(1,202.2)
                                                                               =========           =======       =========

--------------------

(a) See the section of this Management's discussion and Analysis of Financial Condition and Results of Operation entitled "Financial Condition and Results of Operations of CFC" for information on CFC.

     We evaluate performance and determine future earnings goals based on operating earnings which we define as income before: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses));
(ii) the venture capital income (loss) related to our investment in AT&T Wireless Services, Inc. ("AWE"); (iii) the gain on the sale of our interest in a riverboat; (iv) special items not related to the continuing operations of our businesses (including changes in the deferred income tax valuation allowance, goodwill impairments, special charges and the provision for losses related to loan guarantees); (v) the net income (loss) related to the major medical business in run-off; and (vi) discontinued operations and the effect of accounting changes and extraordinary gain (loss) on extinguishment of debt. The criteria used by management to identify the items excluded from operating earnings include whether the item: (i) relates to other than the continuing operations of our businesses; (ii) is infrequent; (iii) is material to net income (loss); (iv) results from restructuring activities; (v) results from a change in the regulatory environment; and/or (vi) relates to the sale of an investment or the change in estimated market value of our venture capital investments. The non-operating items which may occur will vary from period to period and since these items are determined based on management's discretion, inconsistencies in the application of the criteria may exist. Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income. However, operating earnings are not a substitute for net income (loss) determined in accordance with GAAP.


Insurance and Fee-based Operations:                                                   2002         2001          2000
                                                                                      ----         ----          ----
                                                                                             (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities......................................................................  $ 1,092.8     $ 1,223.7     $ 1,229.8
   Supplemental health............................................................    2,424.2       2,344.5       2,263.9
   Life...........................................................................      637.0         839.6         901.1
   Group major medical............................................................      315.6         370.9         502.8
                                                                                    ---------     ---------     ---------

       Collections on insurance products from continuing lines of business........    4,469.6       4,778.7       4,897.6

   Individual major medical in run-off ...........................................       93.9         366.2         407.3
   Discontinued operations........................................................      260.8         446.8         886.2
                                                                                    ---------     ---------     ---------

       Total collections on insurance products....................................    4,824.3       5,591.7       6,191.1

   Deposit type contracts.........................................................      287.6         178.0         147.7
Deposit type contracts - discontinued operations..................................        5.8           8.7          25.6
   Mutual funds...................................................................      207.9         468.7         794.2
                                                                                    ---------     ---------     ---------

       Total premiums and asset accumulation product collections..................  $ 5,325.6     $ 6,247.1     $ 7,158.6
                                                                                    =========     =========     =========

Average liabilities for insurance and asset accumulation products (excluding discontinued operations and our major medical business in run-off):
     Annuities:
       Mortality based............................................................  $   250.7     $   358.2     $   399.3
       Equity-linked..............................................................    2,170.6       2,632.2       2,550.6
       Deposit based..............................................................    7,902.2       7,955.9       8,718.6
       Separate accounts and investment trust liabilities.........................      672.6         738.0         824.3
     Health.......................................................................    5,459.9       5,106.3       4,753.8
     Life:
       Interest sensitive.........................................................    4,109.7       4,033.2       3,985.8
       Non-interest sensitive.....................................................    1,985.3       2,483.0       2,467.0
                                                                                    ---------     ---------     ---------

       Total average liabilities for insurance and asset accumulation products,
         net of reinsurance ceded.................................................  $22,551.0     $23,306.8     $23,699.4
                                                                                    =========     =========     =========

Revenues:
   Insurance policy income........................................................  $ 3,183.5     $ 3,240.5     $ 3,265.4
   Net investment income:
     General account invested assets..............................................    1,516.7       1,683.6       1,763.8
     Equity-indexed products based on the change in value of the S&P 500
       Call Options...............................................................     (100.5)       (114.2)       (111.0)
     Separate account assets......................................................        -            (5.4)         54.9
   Fee revenue and other income...................................................       85.8         100.2         128.9
                                                                                    ---------     ---------     ---------

       Total revenues (a).........................................................    4,685.5       4,904.7       5,102.0
                                                                                    ---------     ---------     ---------

Expenses:
   Insurance policy benefits......................................................    2,562.4       2,420.0       2,423.1
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products other than those
       listed below...............................................................      501.7         530.0         560.7
     Equity-indexed products based on S&P 500 Index...............................        (.3)           .8          11.4
     Separate account liabilities.................................................        -            (5.4)         54.9
   Amortization related to operations.............................................      773.1         596.0         591.7
   Interest expense on investment borrowings......................................       15.4          30.5          15.8
   Other operating costs and expenses.............................................      548.6         556.1         663.9
                                                                                    ---------     ---------     ---------

       Total benefits and expenses (a)............................................    4,400.9       4,128.0       4,321.5
                                                                                    ---------     ---------     ---------

       Operating income before goodwill amortization, goodwill impairment,
         income taxes and minority interest.......................................      284.6         776.7         780.5

Goodwill amortization.............................................................        -          (107.0)       (104.2)
Goodwill impairment...............................................................     (500.0)          -             -
Net investment losses, including related costs and amortization...................     (569.2)       (342.1)       (297.1)
Special charges...................................................................      (44.3)        (21.5)         -
                                                                                    ---------     ---------     ---------

       Income (loss) before income taxes, minority interest,
         extraordinary gain (loss) and cumulative effect of accounting change.....  $  (828.9)    $   306.1     $   379.2
                                                                                    =========     =========     =========

                                   (continued)
                                       43

                                                                                        2002          2001         2000
                                                                                        ----          ----         ----
                                                                                             (Dollars in millions)

                         (continued from previous page)
Ratios:
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for insurance and asset accumulation
     products (b)...................................................................      4.12%        4.38%        4.53%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average
     liabilities for insurance and asset accumulation products (c)..................      2.51%        2.46%        2.90%

Health loss ratios:
   All health lines:
     Insurance policy benefits......................................................   $1,987.5     $1,750.4     $1,741.1
Loss ratio..........................................................................     83.03%       74.28%       76.21%

   Medicare supplement:
     Insurance policy benefits......................................................     $655.2       $635.9       $675.5
     Loss ratio.....................................................................     65.08%       65.25%       71.60%

   Long-term care:
     Insurance policy benefits......................................................     $990.2       $762.7       $691.5
     Loss ratio.....................................................................    110.08%       86.39%       84.17%
     Interest-adjusted loss ratio...................................................     88.06%       67.32%       66.77%

   Specified disease:
     Insurance policy benefits......................................................     $259.5       $250.9       $256.4
     Loss ratio.....................................................................     69.61%       67.35%       69.00%

   Other:
     Insurance policy benefits......................................................      $82.6       $100.9       $117.7
     Loss ratio.....................................................................     72.11%       79.66%       79.53%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains and goodwill amortization
(b) Investment income includes income from general account assets only. Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.
(c) Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.

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

     Collections on insurance products from continuing operations in 2002 were $4.5 billion, down 6.5 percent from 2001. Such collections in 2001 were $4.8 billion, down 2.4 percent from 2000. Sales of our insurance products were adversely affected by the declines in our financial strength ratings during 2002, 2001 and 2000. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $22.6 billion in 2002, down 3.2 percent from 2001, and $23.3 billion in 2001, down 1.7 percent from 2000. The decrease in such liabilities is primarily due to ceding approximately $870 million of insurance liabilities pursuant to reinsurance agreements entered into during the first quarter of 2002. In addition, policyholder redemptions and lapses have increased following the downgrade of our A.M. Best financial strength rating to "B (fair)". See the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies" for additional discussion of the reinsurance transactions. See "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the A.M. Best ratings downgrade. Such decrease in 2001 primarily reflects the decreased sales of interest-sensitive products. Surrenders exceeded sales in both 2002 and 2001.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity-indexed products) decreased by 9.9 percent, to $1,516.7 million, in 2002, and by 4.5 percent, to $1,683.6 million, in 2001. The average balance of general account invested assets decreased by 2.9 percent in 2002 to $23.3 billion and increased by .7 percent in 2001 to $24.0 billion. The yield on these assets was
6.5 percent in 2002, 7.0 percent in 2001 and 7.4 percent in 2000. The decrease in yield reflects general decreases in market interest rates between periods. Net investment income and the average balance of general account invested assets both reflect the transfer of a portion of our investment portfolio to reinsurers pursuant to recent reinsurance transactions. See the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies" for additional discussion of reinsurance transactions.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $97.5 million, $119.0 million and $123.9 million in 2002, 2001 and 2000, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $(3.0) million, $4.8 million and $12.9 million in 2002, 2001 and 2000, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products of $(.3) million, $.8 million and $11.4 million in 2002, 2001 and 2000, respectively. Such income and related charge fluctuated based on the value of options embedded in the Company's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In 2002, this amount includes $16.7 million of affiliated fee revenue earned by our subsidiary in India compared to $5.4 million in 2001 and nil in 2000. Such revenue is eliminated in consolidation. Excluding such affiliated income, fee revenue and other income decreased in 2002 and 2001 primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based. The Company sold its India subsidiary in the fourth quarter of 2002 and has significantly reduced the customer service and backroom operations conducted there.

     Insurance policy benefits fluctuated in 2002 and 2001 as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) policy benefits; divided by (ii) policy income.

     The loss ratio for Medicare supplement products has been within the range we expected it to be in during 2002 and 2001. Such ratio was higher in 2000, for the following reasons: (i) our estimate of 1999 year end reserves proved to be less than necessary to cover pre-2000 claims; (ii) the mix of our Medicare supplement business in 2000 included a higher percentage of less profitable standard Medicare supplement policies than the prior year (and a lower percentage of more profitable nonstandard policies that we are no longer able to offer to new policyholders); and (iii) a larger portion of certain older blocks of our Medicare supplement business had remained inforce longer than we expected. While the Company benefited from the additional profits earned on the larger blocks of business, the loss ratio will generally increase since the older policies have higher claim costs. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     During 2002, the Company conducted an extensive examination of the assumptions used to estimate its claim reserves for long-term care products sold through its independent agent distribution channel. The examination was prompted by the continuing claim reserve deficiencies that we experienced in recent periods based on the assumptions and estimates made by our actuaries. The Company engaged an independent actuarial firm to assist in the examination.

     The Company's prior estimates for long-term care reserves were based on claim continuance tables using experience for the period from January 1, 1990 through September 30, 1999. These tables are used to estimate the length of time an insured will receive covered long-term care for an incurred event. In 2002, we completed studies which indicated that the average length of time an insured will receive covered care has increased in recent periods. In addition, the Company has experienced significant fluctuations in claim inventories for these products. Accordingly, our actuaries and the independent actuarial firm concluded that estimates of future claim payments for incurred claims using the more recent data reflecting the longer covered care time periods were more appropriate than estimates based on prior data. The changes in estimation in calculating the reserves resulted in an increase to insurance policy benefits of $130.0 million in 2002. Excluding this adjustment related to the change in estimate, insurance policy benefits on long-term care policies would have been $880.2 million, the loss ratio for the year ended December 31, 2002 would have been 97.85 percent, and the interest-adjusted loss ratio for the year ended December 31, 2002 would have been 75.84 percent.

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

     The loss ratios for long-term care products increased in 2001 and 2000, reflecting the effects of the asset accumulation phase of these products. In addition, the estimated liabilities for claims at December 31, 2001 were deficient by approximately $19 million based on subsequent payments through December 31, 2002. Such claims at December 31, 2000 were deficient by approximately $14 million based on subsequent claim payments through December 31, 2001.

     We experienced higher than expected claims on our specified disease business in 2002. As a result, our loss ratio increased. Notwithstanding the increased loss ratio, this block of business is performing within our expectations. Our general expectation is for the loss ratio for specified disease products to be approximately 68 percent. The 2001 loss ratio for specified disease products was within our expectations. The higher loss ratio in 2000 reflects changes in estimates of period end claim liabilities. Our estimate of 1999 claim liabilities proved to be inadequate to cover pre-2000 claims.

     The loss ratios on our other products will fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 5.3 percent, to $501.7 million, in 2002, and 5.5 percent, to $530.0 million, in 2001. The decrease in 2002 as compared to 2001 is primarily due to the decrease in the weighted average crediting rates as the average liabilities for this block of business were approximately $11.7 billion for both 2002 and 2001. The weighted average crediting rates for these products was 4.3 percent and 4.5 percent in 2002 and 2001, respectively. The decrease in 2001 as compared to 2000 is primarily due to a smaller block of this type of business inforce. Average liabilities for these products were $11.7 billion in 2001, down 7.1 percent from 2000. The weighted average crediting rates for these products was
4.5 percent in both 2001 and 2000.

     Amounts added to equity indexed products and separate account liabilities correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of the cost of policies produced and the cost of policies purchased. Amortization generally fluctuates in relationship to the total account balances subject to amortization.

     Policyholder redemptions of annuity and, to a lesser extent, life products have increased in recent periods. We have experienced additional redemptions following the downgrade of our A.M. Best financial strength rating to "B
(fair)". When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of our cost of policies produced and cost of policies purchased to write off the balance associated with the redeemed policies. Accordingly, amortization expense has increased. We have changed the lapse assumptions used to determine the amortization of the cost of policies produced and the cost of policies purchased related to certain universal life products and our annuities to reflect our current estimates of future lapses. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent; to (ii) a tiered assumption based on the level of funding of the policy of a range of 2 percent to 10 percent. Policyholder withdrawals in recent periods have exceeded our estimates. Such withdrawals were $3,708.3 million in 2002 and $2,528.3 million in 2001. Accordingly, we increased the expected future lapse rates on these products to reflect our current belief that lapses on these policies will continue to be higher than previously expected for the next several quarters. We recorded additional amortization of $203.2 million in 2002 related to higher redemptions and changes to our lapse assumptions.

     As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products in 2001 and 2000. Such changes resulted in additional amortization of the cost of policies produced and cost of policies purchased of $27.8 million and $25.6 million in 2001 and 2000, respectively.

     Interest expense on investment borrowings decreased in 2002 while our investment borrowing activities increased. Average investment borrowings were $1,155.8 million during 2002, compared to $927.0 million during 2001 and $238.1 million during 2000. The weighted average interest rate on such borrowings were
1.3 percent, 3.3 percent and 6.6 percent during 2002, 2001 and 2000, respectively.

     Other operating costs and expenses decreased in 2002 and 2001 consistent with our cost cutting programs and the current business plans for the segment. The increase in such expenses in 2000 was primarily the result of our increased business and marketing initiatives. The ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products was 2.51 percent for 2002 compared to 2.46 percent for 2001 and 2.90 percent for 2000. The increase in the ratio in 2002, as compared to the prior year, is primarily due to the decrease in average liabilities for insurance and asset accumulation products resulting from the ceding of approximately $870 million of insurance liabilities in the first quarter of 2002.

     Net investment gains (losses), including related costs and amortization fluctuate from period to period. During 2002, 2001 and 2000, we recognized net investment losses of $597.0 million, $379.4 million and $346.5 million, respectively. The net investment losses during 2002 included: (i) $556.8 million to write down certain securities to fair value due to an other-than-temporary decline in value (including issuers who have faced significant problems: K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.); and (ii) $40.2 million of net losses from the sales of investments (primarily fixed maturities) which generated proceeds of $19.5 billion. The net investment losses during 2001 included: (i) $141.9 million to recognize the impact of higher default rate assumptions on certain structured investments; (ii) $62.4 million to recognize losses on investments held in our private equity portfolio; (iii) $150.5 million to write down certain securities to fair value due to an other-than-temporary decline in value or the Company's plan to sell the securities in connection with investment restructuring activities (including issuers who have faced significant problems:
Sunbeam Corp., Enron Corp., Crown Cork & Seal Company Inc., Global Crossing Ltd. and K-Mart Corp.); and (iv) $24.6 million of losses from the sales of investments (primarily fixed maturities) which generated proceeds of $24.2 billion. During 2000, we recorded $180.6 million of writedowns; $106.7 million of losses from the sales of investments; and a $59.2 million loss related to the termination of certain swap agreements.

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $21.5 million in 2002, $37.3 million in 2001 and $49.4 million in 2000.

     Special charges in 2002 include: (i) losses of $35.0 million on reinsurance and asset sale transactions entered into as part of our cash raising initiatives; and (ii) other items totaling $9.3 million primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our India subsidiary. Special charges in 2001 were $21.5 million. Such charges primarily relate to severance benefits and costs incurred in conjunction with the transfer of certain customer service and backroom operations to our former India subsidiary. These charges are described in greater detail in the note to our consolidated financial statements entitled "Special Charges."

Corporate Operations

                                                                            2002         2001          2000
                                                                            ----         ----          ----
                                                                                 (Dollars in millions)
Corporate operations:
   Interest expense on corporate debt, net of investment
       income on cash and cash equivalents............................     $(312.0)     $(354.7)  $  (419.6)
   Investment income..................................................         -            4.4        31.3
   Other items........................................................       (87.2)       (26.4)      (20.2)
                                                                           -------      -------   ---------

       Operating loss before non-operating items, income
         taxes and minority interest..................................      (399.2)      (376.7)     (408.5)

   Provision for losses and expense related to stock purchase ........
     plan.............................................................      (240.0)      (169.6)     (231.5)
   Venture capital loss related to investment in
     AWE, net of related expenses.....................................       (99.3)       (23.4)     (152.8)
   Major medical business in run-off..................................         -         (130.3)      (51.3)
   Gain on sale of interest in riverboat..............................         -          192.4         -
   Special charges....................................................       (52.2)       (58.9)     (305.0)
   Reorganization items...............................................       (14.4)         -           -
                                                                           -------      -------   ---------

       Loss before income taxes and minority
         interest.....................................................     $(805.1)     $(566.5)  $(1,149.1)
                                                                           =======      =======   =========

     Interest expense on corporate debt, net of investment income on cash and cash equivalents has decreased as a result of the repayment of debt and lower interest rates. The average debt outstanding was $4.1 billion, $4.5 billion and $5.2 billion in 2002, 2001 and 2000, respectively. The average interest rate on such debt was 8.0 percent, 8.2 percent and 8.4 percent in 2002, 2001 and 2000, respectively.

     Investment income includes the income from our investment in a riverboat casino (prior to its sale in the first quarter of 2001) and miscellaneous other income.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. Such amount in 2002 includes the establishment of a $40.0 million allowance for a claim receivable as further discussed in the note to our consolidated financial statements entitled "Other Disclosures - Securities Litigation".

     Provision for losses and expense related to stock purchase plan represents the non-cash provision we established in connection with our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock. In 2002, 2001 and 2000, we established provisions of $240.0 million, $169.6 million and $231.5 million, respectively, in connection with these guarantees and loans. We determine the reserve based upon the value of the collateral held by the banks (primarily the purchased common stock). At December 31, 2002, the reserve for losses on the loan guarantees totaled $660.0 million. The outstanding principal balance on the bank loans was $481.3 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $179.2 million. During 2002, Conseco purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans (including accrued interest, the balance on these loans was $56.7 million at December 31, 2002). The guarantees of the bank loans are discussed in greater detail in the note to our consolidated financial statements entitled "Other Disclosures."

     Venture capital loss relates to our investment in TeleCorp PCS, Inc. ("TeleCorp"), a company in the wireless communication business. In the first quarter of 2002, AWE acquired TeleCorp. Pursuant to the merger agreement, our shares of TeleCorp were converted into 11.4 million shares of AWE. This transaction is described in greater detail in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies" Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income. The market values of AWE and many other companies in this sector have declined significantly in recent years.

     The major medical business in run-off includes individual major medical health insurance products. These lines of business had losses of $130.3 million and $51.3 million in 2001 and 2000, respectively. These lines of business, which have substantially run-off, did not incur additional losses in 2002. The amount in 2001 includes $77.4 million of amortization, which represented the unrecoverable cost of policies produced and cost of policies purchased related to the major medical business in run-off.

     Gain on sale of interest in riverboat represents the gain recognized in the first quarter of 2001 as a result of our sale of our 29 percent ownership interest in the riverboat casino in Lawrenceberg, Indiana, for $260 million.

     Special charges in corporate operations for 2002 include: (i) a loss of $20.0 million associated with the sale of our India subsidiary; (ii) $17.7 million related to debt modification and refinancing transactions; (iii) other items totaling $22.0 million; partially offset by (iv) net gains of $7.5 million related to the sale of certain non-core assets. Special charges in corporate operations for 2001 include: (i) litigation accrual and expenses of $23.8 million; (ii) severance benefits of $2.9 million; (iii) losses related to office closings and the sale of artwork totaling $6.8 million; (iv) losses related to disputed reinsurance balances totaling $8.5 million; and (v) other losses totaling $16.9 million. Special charges in 2000 include: (i) advisory and professional fees related to debt restructuring of $9.9 million; (ii) a portion of the loss on the sale of asset-backed loans (excluding loss related to loans held by the finance segment) of $15.2 million; (iii) advisory fees paid to investment banks of $44.0 million; (iv) the loss related to our exit from the subprime automobile business of $71.6 million; (v) the amount paid to a terminated executive pursuant to his employment agreement of $72.5 million; (vi) the amount paid to the newly hired Chief Executive Officer of $45.0 million;
(vii) the value of warrants issued to release the newly hired Chief Executive Officer from a noncompete provision of a prior agreement of $21.0 million; and
(viii) other charges of $25.8 million. These charges are described in greater detail in the note to our consolidated financial statements entitled "Special Charges".

     Reorganization items are professional fees associated with CNC's bankruptcy proceedings which are expensed as incurred in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. During 2000, rating agencies lowered their financial strength ratings of our insurance companies, and many were placed on review as the agencies analyzed the impact of the events which occurred during 2000. Such rating actions adversely affected the marketing and persistency of our insurance products and other asset accumulation products. On November 7, 2000, A.M. Best upgraded the financial strength ratings of our principal insurance subsidiaries to A- (Excellent) from B++ (Very Good). On October 3, 2001, A.M. Best placed the Company's principal insurance subsidiaries "under review with negative implications" following our announcement regarding charges to be taken in the third quarter of 2001. In July 2002, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B++ (Very Good)" and placed the ratings "under review with negative implications." On August 14, 2002, A.M. Best further lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (very good)" to "B (fair)." A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" ranking indicates superior overall performance and a strong ability to meet obligations to policyholders over a long period of time. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and have an ability in A.M. Best's opinion to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions. The rating reflects A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on the subsidiaries if negotiations are protracted and execution of the restructuring plan is delayed. S&P has given our insurance subsidiaries a financial strength rating of "B+". Rating categories from "BB" to "CCC" are classified as "vulnerable," and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "B" has the capacity to meet its financial commitments but adverse business conditions could lead to insufficient ability to meet financial commitments.

     These ratings downgrades caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades also caused defections among our independent agent sales force and increases in the commissions we had to pay to retain them. These events have had a material adverse effect on our financial results. Further downgrades by A.M. Best or S&P would likely have further material and adverse effects on our financial results and liquidity.

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

     We sell our insurance products through three primary distribution channels career agents, independent producers and direct marketing. Our career agency force sells primarily Medicare Supplement and long-term care insurance policies, senior life insurance and annuities. These agents visit the customer's home which permits one-on-one contacts with potential policyholders and promotes strong personal relationships with existing policyholders. Our independent producer distribution channel consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our direct marketing distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies which are sold directly from the Company to the policyholder.

Total premiums and accumulation product collections were as follows:

                                                                                 2002        2001(a)      2000(a)
                                                                                 ----        -------      -------
                                                                                      (Dollars in millions)

Premiums collected by our insurance subsidiaries:

   Annuities:
     Equity-indexed (first-year)............................................  $  193.0     $  347.6     $  602.9
     Equity-indexed (renewal)...............................................      27.1         33.3         40.6
                                                                              --------     --------     --------
       Subtotal - equity-indexed annuities..................................     220.1        380.9        643.5
                                                                              --------     --------     --------
     Other fixed (first-year)...............................................     842.0        808.9        531.9
     Other fixed (renewal)..................................................      30.7         33.9         54.4
                                                                              --------     --------     --------
       Subtotal - other fixed annuities.....................................     872.7        842.8        586.3
                                                                              --------     --------     --------

       Total annuities......................................................   1,092.8      1,223.7      1,229.8
                                                                              --------     --------     --------

   Supplemental health:
     Medicare supplement (first-year).......................................     166.6        121.4        101.9
     Medicare supplement (renewal)..........................................     867.2        853.7        829.1
                                                                              --------     --------     --------
       Subtotal - Medicare supplement.......................................   1,033.8        975.1        931.0
                                                                              --------     --------     --------
     Long-term care (first-year)............................................      97.7        105.2        119.2
     Long-term care (renewal)...............................................     819.7        783.1        716.8
                                                                              --------     --------     --------
       Subtotal - long-term care............................................     917.4        888.3        836.0
                                                                              --------     --------     --------
     Specified disease (first-year).........................................      36.8         42.1         39.1
     Specified disease (renewal)............................................     331.9        329.7        332.0
                                                                              --------     --------     --------
       Subtotal - specified disease.........................................     368.7        371.8        371.1
                                                                              --------     --------     --------
     Other health (first-year)..............................................      13.9         11.5         29.9
     Other health (renewal).................................................      90.4         97.8         95.9
                                                                              --------     --------     --------
       Subtotal - other health..............................................     104.3        109.3        125.8
                                                                              --------     --------     --------

       Total supplemental health............................................   2,424.2      2,344.5      2,263.9
                                                                              --------     --------     --------

   Life insurance:
     First-year.............................................................      96.7        120.1        185.3
     Renewal................................................................     540.3        719.5        715.8
                                                                              --------     --------     --------

       Total life insurance.................................................     637.0        839.6        901.1
                                                                              --------     --------     --------

   Group major medical:
     Group (first-year).....................................................        .5         16.4         79.6
     Group (renewal)........................................................     315.1        354.5        423.2
                                                                              --------     --------     --------

       Total group major medical............................................     315.6        370.9        502.8
                                                                              --------     --------     --------

Collections on insurance products from continuing lines of business:

     Total first-year premium collections on insurance products............    1,447.2      1,573.2      1,689.8
     Total renewal premium collections on insurance products...............    3,022.4      3,205.5      3,207.8
                                                                              --------     --------     --------

       Total collections on insurance products.............................   $4,469.6     $4,778.7     $4,897.6
                                                                              ========     ========     ========

Mutual funds (excludes variable annuities).................................   $  207.9     $  468.7     $  794.2
                                                                              ========     ========     ========

Deposit type contracts.....................................................   $  287.6     $  178.0     $  147.7
                                                                              ========     ========     ========


                                   (continued)

                         (continued from previous page)

                                                                                 2002      2001(a)    2000(a)
                                                                                 ----      -------    -------
                                                                                      (Dollars in millions)
Premiums collected from major medical business in run-off and discontinued
operations:

Major medical in run-off:
  Individual (first-year)................................................    $ 15.6     $112.8    $  161.1
  Individual (renewal)...................................................      78.3      253.4       246.2
                                                                             ------     ------    --------

     Total major medical in run-off.......................................     93.9      366.2       407.3
                                                                             ------     ------    --------

Discontinued operations:
   Annuities:
     Fixed (first year)...................................................      7.4       21.6        18.7
     Fixed (renewal)......................................................      4.4        6.6         6.9
                                                                             ------     ------    --------
       Subtotal other fixed annuities.....................................     11.8       28.2        25.6
                                                                             ------     ------    --------
     Variable (first year)................................................    199.6      313.5       747.8
     Variable (renewal)...................................................     49.0       72.6        80.4
                                                                             ------     ------    --------
       Subtotal variable annuities........................................    248.6      386.1       828.2
                                                                             ------     ------    --------

       Total annuities....................................................    260.4      414.3       853.8
                                                                             ------     ------    --------

   Life insurance:
     First-year...........................................................       .4         .8          .6
     Renewal..............................................................      -         31.7        31.8
                                                                             ------     ------    --------

       Total life insurance...............................................       .4       32.5        32.4
                                                                             ------     ------    --------

Collections on insurance products from major medical business
     in run-off and discontinued operations...............................   $354.7     $813.0    $1,293.5
                                                                             ======     ======    ========

Deposit type contracts....................................................   $  5.8     $  8.7    $   25.6
                                                                             ======     ======    ========

---------------
(a) Certain amounts related to deposit type contracts have been reclassified to a separate category, to conform to the 2002 presentation.

     Continuing Operations

     Annuities include equity-indexed annuities and other fixed annuities sold through both career agents and professional independent producers. Pursuant to our initiatives to increase capital and focus on the sale of products that result in less strain on our statutory capital and surplus, we are taking actions to de-emphasize the sales of annuity products through professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product decreased by 42 percent, to $220.1 million, in 2002 and decreased by 41 percent, to $380.9 million, in 2001. The decrease can be attributed to: (i) the general stock market performance which has made other investment products more attractive; and (ii) the effect of the A.M. Best ratings downgrade to "B (fair)".

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has increased in 2002 as such products became more attractive than equity-indexed or variable annuity products due to the general stock market performance. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 3.5 percent, to $872.7 million, in 2002 and by 44 percent, to $842.8 million, in 2001.

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

     Collected premiums on Medicare supplement policies increased by 6.0 percent, to $1,033.8 million, in 2002 and by 4.7 percent, to $975.1 million, in 2001. Sales of Medicare supplement policies have been affected by increased premium rates and new sales.

     Premiums collected on long-term care policies increased by 3.3 percent, to $917.4 million, in 2002 and by 6.3 percent, to $888.3 million, in 2001. Such sales have been affected by increased premium rates and new sales. We have determined that we will cease selling new long-term care policies through professional independent producers in the second quarter of 2003.

     Premiums collected on specified disease products did not fluctuate significantly in 2002, 2001 and 2000.

     Other health products include disability income, dental and various other health insurance products. The disability income and dental products are marketed to school systems located in nearly all states. The other health insurance products are generally not being actively marketed. Premiums collected in 2002 were $104.3 million, down 4.6 percent from 2001. Premiums collected in 2001 were $109.3 million, down 13 percent from 2000. The inforce business continues to be profitable.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected in 2002 were $637.0 million, down 24 percent from 2001. Life premiums collected in 2001 were $839.6 million, down 6.8 percent from 2000. Such decreases are primarily a result of the reinsurance agreements we entered into during 2002. In addition, the A.M. Best ratings downgrade to "B (fair)" has negatively affected our sales of life products. We are currently considering the discontinuation of selling many of our life products through the professional independent producer channel. We expect our review to result in eliminating the sale of many life products.

     Group major medical premiums decreased by 15 percent, to $315.6 million, in 2002 and by 26 percent, to $370.9 million, in 2001. We no longer actively market these products.

     Mutual fund sales decreased 56 percent, to $207.9 million in 2002, and by 41 percent, to $468.7 million, in 2001. Mutual fund sales have been adversely affected by the recent performance of the stock market and our decreased marketing efforts.

     Deposit type contracts include guaranteed interest contracts, supplemental contracts without life contingencies and other deposit funds. Amounts collected from deposit type contracts increased by 62 percent, to $287.6 million, in 2002, and by 21 percent, to $178.0 million in 2001. Such amounts often fluctuate from period-to-period.

     Major Medical Business in Run-off and Discontinued Operations

     Major medical in run-off includes major medical health insurance products sold to individuals. In the second half of 2001, we stopped renewing a large portion of our major medical lines of business. In early 2002, we decided to stop renewing all inforce individual and small group business and discontinue new sales. Individual health premiums collected in 2002 decreased by 74 percent, to $93.9 million, and by 10 percent, to $366.2 million in 2001. These premiums will continue to decrease in future periods.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Profits on variable annuities are earned from the fees charged to contract holders. Variable annuity collected premiums decreased by 36 percent, to $248.6 million in 2002, and by 53 percent, to $386.1 million in 2001. The decreases can be attributed to: (i) the general stock market performance, which has made other investment products more attractive; (ii) our announcement that we planned to sell this business; and (iii) the A.M. Best ratings downgrade to "B (fair)". We sold our variable annuity business in the fourth quarter of 2002.

     Life product premiums from discontinued operations represent the life business of CVIC, which was sold in the fourth quarter of 2002.

     INVESTMENTS

     Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet our cash obligations to policyholders and others; and (iii) maximize current investment income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 98 percent of our $21.8 billion investment portfolio at December 31, 2002. The remainder of the invested assets were equity securities, venture capital investments and other invested assets.

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

     The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries (excluding the investment income from our major medical business in run-off). General account investments exclude our venture capital investment in AWE, separate account assets, the value of S&P 500 call options and the investments held by CFC.

                                                                                        2002          2001        2000
                                                                                        ----          ----        ----
                                                                                              (Dollars in millions)
Weighted average general account invested assets as defined:
       As reported .................................................................  $23,264.5     $23,259.9   $22,493.4
       Excluding unrealized depreciation (a)........................................   23,344.0      24,029.8    23,853.4
Net investment income on general account invested assets............................    1,516.7       1,683.6     1,763.8

Yields earned:
       As reported..................................................................        6.5%          7.2%        7.8%
       Excluding unrealized depreciation (a) .......................................        6.5%          7.0%        7.4%

------------------------

(a) Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled "Investments".

     Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2002, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was
6.7 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 5.1 percent.

     Actively Managed Fixed Maturities

     Our actively managed fixed maturity portfolio at December 31, 2002, included primarily debt securities of the United States government, public utilities and other corporations, and mortgage-backed securities.
Mortgage-backed securities included collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

     At December 31, 2002, our fixed maturity portfolio had $926.6 million of unrealized gains and $499.0 million of unrealized losses, for a net unrealized gain of $427.6 million. Estimated fair values for fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (85 percent of the portfolio); (ii) broker-dealer market makers (8 percent of the portfolio); and (iii) internally developed methods (7 percent of the portfolio).

     At December 31, 2002, approximately 5.8 percent of our invested assets (6.5 percent of fixed maturity investments) were fixed maturities rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We plan to maintain approximately the present level of below-investment-grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below-investment-grade issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment-grade issuers. We are aware of these risks and monitor our below-investment-grade securities closely. At December 31, 2002, our below-investment-grade fixed maturity investments had an amortized cost of $1,435.1 million and an estimated fair value of $1,261.2 million.

     We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, information about the variety of factors affecting the issuer's performance and other information. Conseco employs a staff of experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions in the cost basis of an investment only upon the sale, repayment or other disposition of the investment. In 2002, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $556.8 million. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

     As of December 31, 2002, our fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) or technical default (i.e., in default, but not as to the payment of interest or principal) had an amortized cost of $203.9 million and a carrying value of $174.8 million. Conseco employs a staff of experienced professionals to manage non-performing and impaired investments. There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply with the material terms of the instrument on a timely basis.

     When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $60.4 million, $17.6 million and $15.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     At December 31, 2002, fixed maturity investments included $6.4 billion of mortgage-backed securities (or 33 percent of all fixed maturity securities). CMOs are backed by pools of mortgages that are segregated into sections or "tranches" that provide for reprioritizing of retirement of principal. Pass-through securities receive principal and interest payments through their regular pro rata share of the payments on the underlying mortgages backing the securities. The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments because borrowers are generally allowed to pre-pay their mortgages without penalty. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at December 31, 2002:

                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
                                                                                       (Dollars in millions)
Below 7 percent..............................................................   $4,895.4      $4,857.3       $5,125.2
7 percent - 8 percent........................................................    1,000.4       1,007.6        1,059.1
8 percent - 9 percent........................................................      171.9         179.8          187.1
9 percent and above..........................................................       42.1          44.2           44.8
                                                                                --------      --------       --------

          Total mortgage-backed securities (a)...............................   $6,109.8      $6,088.9       $6,416.2
                                                                                ========      ========       ========

--------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $6.9 million and $2.1 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities at December 31, 2002, summarized by type of security, were as follows:


                                                                                                  Estimated Fair Value
                                                                                                           Percent of
                                                                                Amortized                      fixed
Type                                                                              Cost         Amount       maturities
                                                                                  ----         ------       ----------
                                                                                 (Dollars in millions)
Pass-throughs and sequential and targeted amortization classes...............    $2,849.5      $3,000.8          16%
Planned amortization classes and accretion-directed bonds....................     2,439.8       2,580.6          13
Commercial mortgage-backed securities........................................       441.3         461.4           2
Subordinated classes and mezzanine tranches..................................       348.7         365.7           2
Other........................................................................         9.6           7.7           -
                                                                                 --------      --------          --

   Total mortgage-backed securities (a)......................................    $6,088.9      $6,416.2          33%
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

     Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate mortgages. Commercial real estate encompasses income producing properties that are managed for economic profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market currently offers high yields, strong credits, and call protection compared to similar-rated corporate bonds. Most CMBS have call protection features where borrowers are locked out from prepaying their mortgages for a stated period of time. If the borrower does prepay any or all of the loan, they will be required to pay prepayment penalties.

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be rated "AA" or lower; we typically do not invest in such securities rated lower than "BB".

     During 2002, we sold $19.5 billion of investments (primarily fixed maturities), resulting in $40.2 million of net investment losses (before related amortization and taxes). Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is permanently impaired and subject to further declines in value. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased related to universal life and investment products.

     Venture Capital Investment in AT&T Wireless Services, Inc.

     Our venture capital investment in AWE was made by our subsidiary which engages in venture capital investment activity. AWE is a company in the wireless communication business. In 2002, Conseco sold 10.3 million shares of AWE generating net proceeds of $75.7 million. Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income
(loss). At December 31, 2002, our holdings of AWE common stock included 4.1 million shares valued at $25.0 million. The market values of AWE and many other companies in AWE's business sector have declined significantly in recent periods. We recognized venture capital investment losses of $99.3 million, $42.9 million and $199.5 million in 2002, 2001 and 2000, respectively, related to this investment.

     Other Investments

     At December 31, 2002, we held mortgage loan investments with a carrying value of $1,308.3 million (or 6.0 percent of total invested assets) and a fair value of $1,335.7 million. Mortgage loans were substantially comprised of commercial loans. Noncurrent mortgage loans were insignificant at December 31, 2002. Realized losses on mortgage loans were not significant in any of the past three years. At December 31, 2002, we had a mortgage loan loss reserve of $3.5 million. Approximately 9 percent, 8 percent, 7 percent, 6 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in New York, Massachusetts, Florida, California, Ohio and Pennsylvania, respectively. No other state accounted for more than 5 percent of the mortgage loan balance.

     At December 31, 2002, we held no trading securities; they were historically included in other invested assets. Trading securities were investments we intended to sell in the near term. We carried trading securities at estimated fair value; changes in fair value were reflected in the statement of operations.

     Other invested assets also include: (i) S&P 500 Call Options; and (ii) certain nontraditional investments, including investments in limited partnerships and promissory notes.

     As part of our investment strategy, we enter into reverse repurchase agreements and dollar-roll transactions to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. We enhance our investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. We are able to engage in such transactions due to the market demand for mortgage-backed securities to form CMOs. At December 31, 2002, we had investment borrowings of $669.7 million. Such investment borrowings averaged $1,155.8 million during 2002 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 1.3 percent in 2002. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31, 2002). We believe that the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that counterparty risk is minimal.

     CONSOLIDATED FINANCIAL CONDITION

     Changes in the Consolidated Balance Sheet of 2002 Compared with 2001

     Changes in our consolidated balance sheet between December 31, 2002 and December 31, 2001, reflect: (i) the accounting for our finance operations as a discontinued operation (as described in the note to our consolidated financial statement entitled "Discontinued Finance Business - Planned Sale of CFC"; (ii) the preparation of such statement in accordance with SOP 90-7, including the segregation of all prepetition liabilities into an account entitled "liabilities subject to compromise" at the estimated amount of allowable claims; (iii) our net loss for 2002, including the effect of establishing a valuation allowance for deferred tax assets; (iv) the cumulative effect of an accounting change recognizing an impairment of our goodwill asset; (v) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and
(vi) various financing and reinsurance transactions including the sale of CVIC (as described in the notes to our consolidated financial statements).

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2002, we increased the carrying value of such investments by $448.1 million as a result of this fair value adjustment. The fair value adjustment resulted in a $816.0 million decrease in carrying value at year-end 2001.

     Total capital shown below excludes the debt of the discontinued finance segment used to fund finance receivables in both periods. Total capital, before the fair value adjustment recorded in accumulated other comprehensive loss, decreased $7.8 billion, or 70 percent, to $3.3 billion. The decrease is primarily due to the net loss realized in 2002, including the cumulative effect of an accounting change to recognize an impairment of our goodwill asset.

                                                                           2002            2001
                                                                           ----            ----
                                                                           (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable............................................  $ 4,057.1      $ 4,085.0

       Trust Preferred Securities......................................    1,921.5        1,914.5

    Shareholders' equity (deficit):
       Preferred stock.................................................      501.7          499.6
       Common stock and additional paid-in capital.....................    3,497.0        3,484.3
       Retained earnings (accumulated deficit).........................   (6,629.7)       1,208.1
                                                                         ---------      ---------

          Total shareholders' equity (deficit), excluding accumulated
             other comprehensive loss..................................   (2,631.0)       5,192.0
                                                                         ---------      ---------

          Total capital, excluding accumulated other
             comprehensive income (loss)...............................    3,347.6       11,191.5

       Accumulated other comprehensive income (loss)...................      580.6         (439.0)
                                                                         ---------      ---------

          Total capital................................................  $ 3,928.2      $10,752.5
                                                                         =========      =========

     Corporate notes payable decreased during 2002 primarily due to: (i) open market repurchases of our 8.5% notes due 2002; partially offset by (ii) the increase in unamortized fair market value of terminated interest rate swap agreements (see the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies"). Pursuant to SOP 90-7, all corporate notes payable have been classified as "liabilities subject to compromise".

     Shareholders' equity (deficit), excluding accumulated other comprehensive loss, decreased by $7.8 billion in 2002, to $(2.6) billion. The significant component of the decrease was our net loss of $7.8 billion. The accumulated other comprehensive income (loss) increased by $1.0 billion, principally related to the increase in the unrealized gains of our insurance companies' investment portfolio.

     Book value (deficit) per common share outstanding decreased to $(7.38) at December 31, 2002, from $12.34 a year earlier. Such change was primarily attributable to our net loss for 2002. Excluding accumulated other comprehensive income (loss), book value (deficit) per common share outstanding was $(9.05) at December 31, 2002, and $13.61 at December 31, 2001.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $100.0 million and $3,695.4 million at December 31, 2002 and 2001, respectively. Amortization of goodwill totaled $109.6 million and $112.5 million during 2001 and 2000, respectively.

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

     Pursuant to the transitional rules of SFAS 142, we completed the two-step impairment test during 2002 and, as a result of that test, we recorded the cumulative effect of the accounting change for the goodwill impairment charge of $2,949.2 million. The impairment charge is reflected in the cumulative effect of an accounting change in the accompanying consolidated statement for the year ended December 31, 2002. Subsequent impairment tests will be performed on an annual basis, or more frequently if circumstances indicate a possible impairment. Subsequent impairment charges are classified as an operating expense. As described below the Company performed additional impairment tests in 2002, as a result of circumstances which indicated a possible impairment.

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

     In connection with our negotiations with debt holders, we retained an outside actuarial consulting firm to assist in valuing our insurance subsidiaries. That valuation work and our internal evaluations were used in performing the additional impairment tests that resulted in an impairment charge to goodwill of $500.0 million. The charge is reflected in the line item entitled "Goodwill impairment" in our consolidated statement of operations for the year ended December 31, 2002. The most significant changes made to the January 1, 2002 valuation that resulted in additional impairment charge were: (i) reduced estimates of projected future sales of insurance products; (ii) increased estimates of future policyholder redemptions and lapses; and (iii) a higher discount rate to reflect the current rates used by the market to value life insurance companies. Management believes that the assumptions and estimates used are reasonable given all available facts and circumstances. However, if projected cash flows are not realized in the future, we may be required to recognize additional impairments.

       Financial Ratios

                                                                                               2002       2001       2000
                                                                                               ----       ----       ----
Book value (deficit) per common share:
   As reported............................................................................    $(7.38)    $12.34     $11.95

   Excluding accumulated other comprehensive income (loss) (a)............................     (9.05)     13.61      13.95

   Excluding goodwill and accumulated other comprehensive
     income (loss) (a)....................................................................     (9.34)      2.89       2.27


Ratio of earnings to fixed charges:
   As reported............................................................................       (d)        (f)        (h)
   Excluding interest added to policyholder account balances..............................       (d)        (f)        (h)

Ratio of earnings to fixed charges, preferred dividends and distributions on
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
     As reported..........................................................................       (e)        (g)        (i)
     Excluding interest added to policyholder account balances............................       (e)        (g)        (i)

Rating agency ratios (a) (b) (c):
   Corporate debt to total capital........................................................       121%        37%        40%
   Corporate debt and Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts to total capital...........................       178%        54%        60%

------------------------

(a)  Excludes accumulated other comprehensive income (loss).

(b) Excludes the direct debt of the finance segment used to fund finance receivables and investment borrowings of the insurance segment.

(c)  These ratios are calculated in a manner discussed with rating agencies.

(d) For such ratios, adjusted earnings were $1,634.0 million less than fixed charges. Adjusted earnings for the year ended December 31, 2002, included:
     (i) special charges and reorganization items totaling $110.9 million; (ii) goodwill impairment charges of $500.0 million; and (iii) provision for losses related to loan guarantees of $240.0 million, as described in greater detail in the notes to our consolidated financial statements.

(e) For such ratios, adjusted earnings were $1,810.4 million less than fixed charges. Adjusted earnings for the year ended December 31, 2002, included:
     (i) special charges and reorganization items totaling $110.9 million; (ii) goodwill impairment charges of $500.0 million; and (iii) provision for losses related to loan guarantees of $240.0 million, as described in greater detail in the notes to our consolidated financial statements.

(f) For such ratios, adjusted earnings were $260.4 million less than fixed charges. Adjusted earnings for the year ended December 31, 2001, included:
     (i) special charges of $80.4 million; and (ii) provision for losses related to loan guarantees of $169.6 million, as described in greater detail in the notes to our consolidated financial statements.

(g) For such ratios, adjusted earnings were $464.1 million less than fixed charges. Adjusted earnings for the year ended December 31, 2001, included:
     (i) special charges of $80.4 million; and (ii) provision for losses related to loan guarantees of $169.6 million, as described in greater detail in the notes to our consolidated financial statements.

(h) For such ratios, adjusted earnings were $769.9 million less than fixed charges. Adjusted earnings for the year ended December 31, 2000, included:
     (i) special charges of $305.0 million; and (ii) provision for losses related to loan guarantees of $231.5 million, as described in greater detail in the notes to our consolidated financial statements.

(i) For such ratios, adjusted earnings were $1,010.4 million less than fixed charges. Adjusted earnings for the year ended December 31, 2000, included:
     (i) special charges of $305.0 million; and (ii) provision for losses related to loan guarantees of $231.5 million, as described in greater detail in the notes to our consolidated financial statements.

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

     Only a small portion of our insurance liabilities have a time for contractual payment; the majority of such liabilities are payable upon occurrence of the insured event or upon surrender. Of our total insurance liabilities at December 31, 2002, approximately 20 percent could be surrendered by the policyholder without a penalty. Approximately 62 percent could be surrendered by the policyholder subject to penalty or the release of an insurance liability in excess of surrender benefits paid. The remaining 18 percent do not provide a surrender benefit.

     Approximately 46 percent of insurance liabilities were subject to interest rates that may be reset annually; 36 percent have a fixed explicit interest rate for the duration of the contract; 12 percent have credited rates which approximate the income earned by the Company; and the remainder have no explicit interest rate.

     Insurance liabilities for interest-sensitive products by credited rate (excluding interest rate bonuses for the first policy year only) at December 31, 2002 were as follows (dollars in millions):

       Below 4.00 percent.............................................................   $ 3,735.8  (a)
       4.00 percent - 4.50 percent....................................................     3,332.3
       4.50 percent - 5.00 percent....................................................     4,542.5
       5.00 percent - 5.50 percent....................................................       867.9
       5.50 percent and above.........................................................       991.0
                                                                                         ---------

             Total insurance liabilities on interest-sensitive products...............   $13,469.5
                                                                                         =========

------------------

(a) Includes liabilities related to our equity-indexed annuity products of $1,987.2 million. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contract). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to insurance liabilities resulting from increases in the S&P 500 Index.


     On August 14, 2002, A.M. Best lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (very good)" to "B (fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" ranking indicates superior overall performance and a strong ability to meet obligations to policyholders over a long period of time. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and have an ability in A.M. Best's opinion to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions. The rating reflects A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on the subsidiaries if negotiations are protracted and execution of the restructuring plan is delayed. S&P has given our insurance subsidiaries a financial strength rating of "B+". Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view an insurer rated "B" currently has the capacity to meet its financial commitments but adverse business conditions could lead to insufficient ability to meet financial commitments.

     The ratings downgrades have caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades have also caused defections among our independent agent sales force and increases in the commissions we must pay. These events have had a material adverse effect on our financial results. Further downgrades by A.M. Best or S&P could have further material and adverse effects on our financial results and liquidity.

     During 2002, our insurance subsidiaries paid dividends to Conseco totaling $240 million. As more fully described in the note to our consolidated financial statements entitled "Statutory Information", our two insurance subsidiaries domiciled in Texas entered into consent orders with the Texas Department of Insurance. The consent orders apply to all of our insurance subsidiaries and, among other things, restrict the ability of our insurance subsidiaries to pay dividends and other amounts to the parent company. State laws generally provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, there can be no assurance that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

     Our insurance subsidiaries experienced increased lapse rates on annuity policies during 2002. We believe that the diversity of the investment portfolios of our insurance subsidiaries and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements of our insurance subsidiaries. At December 31, 2002, we held $1.1 billion of cash and cash equivalents and $15.8 billion of publicly traded investment grade bonds. Our insurance subsidiaries could readily liquidate portions of their investments, if lapses continue at current levels. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by the insurance subsidiaries from time to time to increase their return on investments and to improve liquidity. The availability of reverse-repurchase agreements and dollar-roll transactions is dependent on counter parties' willingness to enter into the transactions, and, consequently, no assurance can be given that such transactions will be available in the future.

     Liquidity of the Debtors

     The liquidity and capital resources of the Debtors are significantly affected by the Chapter 11 Cases. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of our bankruptcy filing, the Debtors are not permitted to make any payments on its prepetition liabilities. At December 31, 2002, the Debtors held cash of $41.9 million. In addition, the non-life insurance companies held cash of approximately $60 million.

     Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before unsecured creditors and holders of CNC's common and preferred stock and Trust Preferred Securities are entitled to receive any distribution. The Plan (as summarized in the Disclosure Statement) sets forth the Debtors' proposed treatment of claims and equity interests. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Our Plan would result in holders of CNC's common stock and preferred stock (other than Series F Preferred Stock) receiving no value and the holders of CNC's Trust Preferred Securities and Series F Preferred Stock receiving little value on account of the cancellation of their interests. In addition, holders of unsecured claims against the Debtors would, in most cases, receive less than full recovery for the cancellation of their interests.

     At this time, it is not possible to predict with certainty the effect of the Chapter 11 cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.

     CNC and CIHC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash CNC and CIHC receive from insurance subsidiaries consists of fees for services, tax sharing payments, dividends and distributions, and from our non-insurance subsidiaries, loans and advances. A further deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNC or CIHC for any reason could further limit such subsidiaries' ability to pay cash dividends or other disbursements to CNC and/or CIHC, which, in turn, would limit CNC's and/or CIHC's ability to meet debt service requirements and satisfy other financial obligations.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations or net income for the prior year; or
(ii) 10 percent of capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. As described in Item
1. "Government Regulation", Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002. These consent orders, among other things, limit the ability of our insurance subsidiaries to pay dividends.

     The continuation of the Chapter 11 Cases, particularly if the Plan is not approved or confirmed in the time frame currently contemplated, could further adversely affect our operations and relationship with our customers, employees, regulators, distributors and agents. If confirmation and consummation of the Plan do not occur expeditiously, the Chapter 11 Cases could result in, among other things, increased costs for professional fees and similar expenses. In addition, prolonged Chapter 11 Cases may make it more difficult to retain and attract management and other key personnel and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operation of our business. However, we currently expect that our current cash resources and additional cash flows from the operations of our non-life subsidiaries will be adequate to complete our financial reorganization if the Plan is approved in the time frame currently contemplated.

     Our cash flow may be affected by a variety of factors, many of which are outside of our control, including insurance and banking regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that amounts required for us to meet our financial and operating obligations will be available from our subsidiaries and from funds currently held by CNC and CIHC, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

     Because our operations are conducted through subsidiaries, claims of the creditors of those subsidiaries (including policyholders) will rank senior to claims to distributions from the subsidiaries, which we depend on to make payments on our obligations. CIHC's subsidiaries, excluding CFC, had indebtedness for borrowed money (including capitalized lease obligations but excluding indebtedness to affiliates), policy reserves and other liabilities of approximately $24.1 billion at December 31, 2002. The obligations of CNC and CIHC, as parent holding companies, will rank effectively junior to these liabilities.

     If an insurance company subsidiary were to be liquidated, that liquidation would be conducted under the insurance law of its state of domicile by such state's insurance regulator as the receiver with respect to such insurer's property and business. In the event of a default on our debt or our insolvency, liquidation or other reorganization, our creditors and stockholders will not have the right to proceed against the assets of our insurance subsidiaries or to cause their liquidation under federal and state bankruptcy laws.

     We will have significant indebtedness even if the Plan is consummated. Further, our historical capital requirements have been significant and our future capital requirements could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors that are not within our control. Recently, we have had difficulty financing our operations due, in part, to our significant losses and leveraged condition, and we cannot assure you that we will be able to obtain financing in the future. Even if the Plan is approved and consummated, we cannot assure you that we will not continue to experience losses in the future. Our profitability and ability to generate cash flow will likely depend upon our ability to successfully implement our business strategy. However, we cannot assure you that we will be able to accomplish these results.

     Our Plan contemplates that we will enter into a senior secured credit facility (the "New Credit Facility") with our lenders in connection with our reorganization. We have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders under the New Credit Facility. We have also agreed to meet or maintain various financial ratios and minimum financial strength ratings for our insurance subsidiaries. For instance, if we experience a ratings downgrade following confirmation of the Plan, if we fail to achieve an "A-" rating by a specified date following confirmation of the Plan or if we experience a ratings downgrade after achieving an "A-" rating, we will suffer an event of default under the New Credit Facility. Our ability to meet these financial and ratings covenants may be affected by events beyond our control. Although we expect to be in compliance with these requirements as of the Effective Date, these requirements represent significant restrictions on the manner in which we may operate our business. If we default under any of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, we cannot assure you that we would have sufficient liquidity to repay or refinance this indebtedness or any of our other debts.

     INFLATION

     Inflation does not have a significant effect on our balance sheet; we have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, such change would effect our balance sheet and operations. Lower interest rates will typically result in increased value of our fixed maturities investments. Lower rates may also make it more difficult to issue new fixed rate annuities. Rising interest rates will typically result in decreased value of our fixed maturities investments.

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

     MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. At December 31, 2002, approximately 20 percent of our total insurance liabilities (or approximately $4.5 billion) could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our mortgage-backed securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

     We seek to invest our available funds in a manner that will fund future obligations to policyholders, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) have similar characteristics to the liabilities they support; (ii) are diversified among industries, issuers and geographic locations; and (iii) make up a predominantly investment-grade fixed maturity securities portfolio. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency.

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

     The profitability of many of our products depends on the spreads between the interest yield we earn on investments and the rates we credit on our insurance liabilities. In addition, changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. Approximately 46 percent of our insurance liabilities were subject to interest rates that may be reset annually; 36 percent have a fixed explicit interest rate for the duration of the contract; 12 percent have credited rates which approximate the income earned by the Company; and the remainder have no explicit interest rates. As of December 31, 2002, the average yield, computed on the cost basis of our investment portfolio, was 6.7 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 5.1 percent.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of our assets to the duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2002, the adjusted modified duration of our fixed maturity securities and short-term investments was approximately 6.6 years and the duration of our insurance liabilities was approximately 6.0 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in the value of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $595 million if interest rates were to increase by 10 percent from their December 31, 2002 levels. This compares to a decline in fair value of $555 million based on amounts and rates at December 31, 2001. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During 2002, we recognized net realized investment losses of $597.0 million, compared to net realized investment losses of $379.4 million during 2001. The net realized investment losses during 2002 included: (i) $556.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $40.2 million of net losses from the sales of investments (primarily fixed maturities) which generated proceeds of $19.5 billion. During 2002, we recognized other-than-temporary declines in value of several of our investments including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.

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

     FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CFC - DISCONTINUED FINANCE OPERATIONS

Operating Results of the Discontinued Finance Operations:

                                                                                      2002         2001        2000
                                                                                      ----         ----        ----
                                                                                             (Dollars in millions)
Contract originations:
   Manufactured housing.........................................................   $ 1,026.7   $ 2,499.5     $ 4,395.8
   Mortgage services............................................................     2,535.9     3,043.7       4,448.3
   Retail credit................................................................     3,237.9     3,585.8       2,582.1
   Consumer finance - closed-end................................................        37.1         -           544.6
   Other lines (discontinued in early 2002 or previous periods).................       476.8     2,188.3       4,919.5
                                                                                   ---------   ---------     ---------

     Total......................................................................   $ 7,314.4   $11,317.3     $16,890.3
                                                                                   =========   =========     =========

Sales of finance receivables:
   Manufactured housing.........................................................   $   398.8   $     3.6     $   600.7
   Mortgage services............................................................     1,738.7       833.8         913.1
   Consumer finance - closed-end................................................         3.3         -             -
   Other lines (discontinued in early 2002 or previous periods).................       462.9       802.3       1,174.9
                                                                                   ---------   ---------     ---------

     Total......................................................................   $ 2,603.7   $ 1,639.7     $ 2,688.7
                                                                                   =========   =========     =========

Managed receivables (average):
   Manufactured housing.........................................................   $24,482.8   $25,979.1     $25,700.4
   Mortgage services............................................................    10,643.5    12,555.5      13,254.6
   Retail credit................................................................     2,702.7     2,248.0       1,523.0
   Consumer finance - closed-end................................................     1,218.6     1,735.2       2,173.1
   Other lines (discontinued in early 2002 or previous periods).................       709.4     1,856.4       4,770.7
                                                                                   ---------   ---------     ---------

     Total......................................................................   $39,757.0   $44,374.2     $47,421.8
                                                                                   =========   =========     =========

Revenues:
   Net investment income:
     Finance receivables and other..............................................   $ 2,074.2   $ 2,169.7     $ 1,853.6
     Retained interest..........................................................        75.0       125.3         180.7
   Gain (loss) on sale of finance receivables...................................       (49.5)       26.9           7.5
   Fee revenue and other income.................................................       273.8       335.8         365.6
                                                                                   ---------   ---------     ---------

     Total revenues.............................................................     2,373.5     2,657.7       2,407.4
                                                                                   ---------   ---------     ---------

Expenses:
   Provision for losses.........................................................       950.0       537.7         344.7
   Finance interest expense.....................................................     1,130.0     1,234.4       1,152.4
   Other operating costs and expenses...........................................       616.0       642.4         753.5
                                                                                   ---------   ---------     ---------

     Total expenses.............................................................     2,696.0     2,414.5       2,250.6
                                                                                   ---------   ---------     ---------

     Operating income (loss) before special charges, impairment charges
       and income taxes.........................................................      (322.5)      243.2         156.8

Special charges.................................................................      (121.9)      (21.5)       (394.3)
Reorganization items............................................................       (17.3)        -             -
Impairment charges..............................................................    (1,449.9)     (386.9)       (515.7)
                                                                                   ---------   ---------      --------

     Loss before income taxes...................................................   $(1,911.6)  $  (165.2)     $ (753.2)
                                                                                   =========   =========      ========

     General: CFC has historically provided financing for manufactured housing, home equity, home improvements, consumer products and equipment, and consumer and commercial revolving credit. As a result of the formalization of the plan to sell the finance business and the filing of petitions under the Bankruptcy Code by the Finance Company Debtors, the finance business is being accounted for as a discontinued business in Conseco's consolidated financial statements. See the note to our consolidated financial statements entitled "Discontinued Finance Business - Planned Sale of CFC" for additional information. CFC's finance products include both fixed-term and revolving loans and leases. CFC also markets physical damage and other credit protection relating to the loans it services.

     After September 8, 1999, CFC no longer structured securitizations in a manner that resulted in recording a sale of the loans. Instead, new securitization transactions were structured to include provisions that entitle CFC to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of CFC. In addition, CFC's securitization transactions were structured so that CFC, as servicer for the loans, is able to exercise significant discretion in making decisions about the serviced portfolio. Pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), such discretion requires the securitization transactions to be accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales.

     The change to the structure of CFC's securitizations has no effect on the total profit CFC recognizes over the life of each new loan, but it changes the timing of profit recognition. Under the portfolio method (the accounting method required for CFC securitizations which are structured as secured borrowings), CFC recognizes: (i) earnings over the life of new loans as interest revenues are generated; (ii) interest expense on the securities which are sold to investors in the loan securitization trusts; and (iii) provisions for losses. As a result, CFC's reported earnings from new loans securitized in transactions accounted for under the portfolio method are lower in the period in which the loans are securitized (compared to CFC's historical method) and higher in later periods, as interest spread is earned on the loans.

     CNC's leveraged condition and liquidity difficulties severely impacted the operations of CFC, principally by eliminating CFC's access to the securitization markets. The securitization markets have been CFC's main source of funding. The loss of access to the securitization markets has severely affected CFC's ability to originate, purchase and sell loans. In addition, CFC has historically relied on these markets to finance the sale of repossessed manufactured housing units which have historically lowered the loss on defaulted loans. CFC's inability to access this market for repossessed manufactured housing units has forced CFC to utilize the wholesale channel to dispose of its repossessed units, resulting in higher losses on these portfolios. Increased losses have resulted in significant reductions in cash flow from servicing and residual income, as well as CFC being obligated to incur increasing amounts of guarantee liabilities on certain securitizations. Additionally, market valuations of CFC's securitization trusts have decreased due to uncertainty regarding CFC's liquidity position and its ability to continue to provide servicing for the securitized portfolios, thereby, reducing the value of CFC's retained interest pledged as collateral on its residual facility.

       CFC's remaining liquidity sources (excluding its bank subsidiaries) are a warehouse and a residual facility with Lehman and a postpetition financing facility. CFC's diminished access to the securitization markets and the constrained liquidity under its other funding sources have had a material adverse effect on CFC's business and results of operations, resulting in CFC's petition for relief under the Bankruptcy Code. On December 19, 2002, shortly after the filing of the Chapter 11 Cases, CFC obtained debtor-in-possession ("DIP") financing provided by U.S. Bank and FPS DIP LLC, an affiliate of Fortress Investment Group LLC ("Fortress"), J.C. Flowers & Co. LLC. ("Flowers") and Cerberus Capital Management, L.P. ("Cerberus"). The DIP financing motion was granted by the Bankruptcy Court on January 14, 2003. On April 14, 2003, the Bankruptcy Court approved an amendment to the DIP Facility to increase the maximum permitted borrowings thereunder, from $125 million to $150 million.

     CFC is currently in violation of several financial covenants required by its warehouse and residual facilities. CFC has entered into a forbearance agreement with Lehman pursuant to which Lehman has agreed to temporarily refrain from exercising any rights arising from events of default that occurred under the warehouse and residual facilities as of the date of such forbearance agreement, including certain events of default triggered by CFC not being in compliance with certain financial covenants. This forbearance agreement expires on June 1, 2003 and is subject to various conditions.

     CFC's residual facility is collateralized by retained interests in securitizations. CFC is required to maintain collateral based on current estimated fair values in accordance with the terms of such facility. Due to the decrease in the estimated fair value of its retained interests, CFC's collateral was deficient at December 31, 2002 (as calculated in accordance with the relevant transaction documents). Under the terms of the forbearance agreement, Lehman has agreed not to cause accelerated repayment of the residual facility based on the collateral deficiency through June 1, 2003. However, Lehman is retaining certain cash flows from CFC's retained interests pledged to this facility and applying these cash flows to the margin deficit. CFC is currently unable to provide sufficient additional collateral or repay this residual facility.

     On October 22, 2002, Conseco announced that its board of directors approved a plan to seek new investors or acquirers for CFC's businesses and that it had engaged the investment banking firms of Lazard Freres & Co., LLC and Credit Suisse First Boston to pursue various alternatives, including securing new investors and/or selling CFC's three primary lines of business: (i) manufactured housing; (ii) mortgage services; and (iii) consumer finance. On December 19, 2002, CFC announced that it had signed a purchase agreement for the sale of substantially all of its assets to CFN. The Bankruptcy Court approved bidding and sales procedures pursuant to which the assets of CFC were sold in a public auction supervised by the Trustee appointed by the Bankruptcy Court, on March 4 and 5 of 2003. On March 14, 2003, the Bankruptcy Court approved the sale of substantially all of the CFC assets to CFN and GE. These sales transactions are expected to close in the second quarter of 2003.

     Prior to Conseco's October 22, 2002 announcement, CFC was undertaking efforts to restructure its manufactured housing business. Originations had been significantly curtailed and CFC began analyzing potential approaches to reducing the negative cash flow that currently results from the servicing of this portfolio and the payment of guarantees on the B-2 securities issued in connection with securitizations of manufactured housing receivables. As a result of CFC's decreased liquidity position and inability to sell manufactured housing loans in the wholesale market at reasonable prices, CFC announced it would suspend originating manufactured housing loans November 25, 2002. As part of the Chapter 11 bankruptcy filing, CFC has requested a change in the servicing fee structure for the servicing of manufactured housing portfolios. The contractual servicing rate was 50 bps per annum on receivable balances. On December 18, 2002 the Bankruptcy Court approved an interim order to increase the servicing rate for the manufactured housing portfolios to the lesser of 125 bps per annum based on the balance of the receivables or the costs incurred to service the manufactured portfolio as defined in the motion. During the first quarter of 2003, CFC reached an agreement with bondholders to amend the servicing agreement for the manufactured housing portfolios, which was approved by the Bankruptcy Court on March 14, 2003. The amendment provides for an increase in the servicing fee to 125 bps per annum for one year following closing of the sale of the assets to CFN Investment Holdings, LLC and to 115 bps per annum for subsequent periods based on average unpaid principal balance of finance receivables, excluding those in repossession status.

     During 2000 and 2001, management completed several actions with respect to CFC, including: (i) the sale, closing or runoff of several units (including asset-based lending, vendor leasing, bankcards, transportation and park construction, which are collectively referred to as the "other lines"); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as streamlining of loan origination operations in the manufactured housing and home equity divisions. The transactions CFC completed to raise cash during 2001 and 2000 included: (i) the sale of a $568.4 million portfolio of high-loan-to-value loans (which generated $80 million of cash after repayment of debt collateralized by the loans); (ii) the sale of a $802.3 million portfolio of vendor services loans (which generated $180 million of cash after repayment of debt collateralized by the loans); (iii) the sale of a 15 percent interest in the interest-only securities and new borrowing agreements collateralized by the interest-only securities (which generated cash of $100 million); (iv) the sale of substantially all of the bankcard (Visa and Mastercard) portfolio (which generated $154 million of cash); (v) the sale of $216.1 million of asset-backed loans (which generated $43 million of cash after repayment of debt collateralized by the loans); (vi) the sale of a $566.0 million portfolio of loans which finance the purchase of trucks (which generated $30 million of cash after repayment of debt collateralized by the loans); and
(vii) new or revised borrowing agreements which provided financing for loans not previously pledged under other borrowing agreements (which generated over $300 million of cash). The cash generated from these transactions was primarily used toward the reduction of debt due to CNC of $674.1 million in 2000 and $537.2 million in 2001. These courses of action have caused significant fluctuations in account balances.

     The risks associated with the finance business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the home equity mortgage and manufactured housing businesses, any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowing and increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of a default. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. For CFC's finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured homes have affected recovery rates and may result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, CFC's servicing and litigation costs increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would have a material adverse effect on CFC's financial condition and results of operations.

     Loan originations in 2002 were $7.3 billion, down 35 percent from 2001. Loan originations in 2001 were $11.3 billion, down 33 percent from 2000. Given CFC's limited liquidity and inability to access the securitization market, CFC is no longer originating certain types of loans. CFC is limiting future originations primarily to loans that can be sold at a profit in whole-loan sale transactions. CFC discontinued originating manufactured housing loans in November 2002. These decisions and continued constraints on liquidity have resulted in origination volume which is significantly lower than in prior periods.

     Sales of finance receivables in 2002 and 2001 include the sale of $2.1 billion and $.8 billion, respectively, of finance receivables, on which CFC recognized a loss of $17.1 million and a gain of $26.9 million, respectively. These sales are further explained below under "Gain on sale of finance receivables". CFC also sold $.5 billion and $.8 billion of certain other finance receivables in 2002 and 2001, respectively, as part of CFC's cash raising arrangements.

     Managed receivables include finance receivables recorded on CFC's consolidated balance sheet and those managed by CFC but held by trusts applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $39.8 billion in 2002, down 10 percent from 2001, and decreased to $44.4 billion in 2001, down 6.4 percent from 2000.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income decreased by 4.4 percent, to $2,074.2 million, in 2002 and increased by 17 percent, to $2,169.7 million, in 2001, consistent with the changes in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were
11.5 percent, 12.6 percent and 12.9 percent during 2002, 2001 and 2000, respectively. The average yields decreased due to the declining interest rate environment, change in product mix of the portfolio and rising delinquencies primarily in CFC's manufactured housing business.

     Net investment income on retained interests is the income recognized on the retained interests in securitizations CFC retains after it sells finance receivables. Such income decreased by 40 percent, to $75.0 million, in 2002 and by 31 percent, to $125.3 million, in 2001. The decrease is consistent with the change in the average balance of retained interests. The weighted average yields earned on retained interests were 12.3 percent, 14.4 percent and 13.6 percent during 2002, 2001 and 2000, respectively. As a result of the change in the structure of CFC's securitizations, securitization transactions are accounted for as secured borrowings and CFC does not recognize gain-on-sale revenue or additions to retained interests from such transactions. Accordingly, future investment income accreted on the retained interests will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the retained interests balances. In addition, the balance of the retained interests was reduced by $1,077.2 million in 2002, $264.8 million in 2001 and $504.3 million in 2000 (including $70.2 million due to the accounting change described in the note to Conseco's consolidated financial statements entitled "Summary of Significant Accounting Policies") due to impairment charges. Impairment charges are further explained below. The weighted average yield was also adversely affected by the decline in guarantee payments received on certain lower-rated securities in the fourth quarter of 2002.

     Gain (loss) on sales of finance receivables resulted from various loan sale transactions in 2002, 2001 and 2000. During 2002, CFC sold $2.1 billion of finance receivables which generated net losses of $17.1 million. In 2002, CFC also recognized $32.4 million loss to reduce the value of unsecuritized finance receivables, which are being held for eventual sale and have market values below their cost basis. During 2001, CFC sold $1.6 billion of finance receivables which included: (i) $802.3 million vendor services loan portfolio (the value of which was reduced in the fourth quarter of 2000 since the market value of these loans exceeded their cost basis, and no additional gain or loss was recognized in 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $269.0 million of other loans. These sales resulted in net gains of $26.9 million. In 2000, CFC sold approximately $147.1 million of finance receivables in whole-loan sales resulting in net gains of $7.5 million. Gain on sales of finance receivables in 2000 excludes the gain realized on the sale of CFC's bankcard portfolio which is included in special charges.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 18 percent, to $273.8 million, in 2002 and by 8.2 percent, to $335.8 million, in 2001. Such decreases are primarily due to decreases in commission income as a result of reduced origination activities and the termination of sales of single premium credit life insurance. In addition, as a result of the change in the structure of CFC's securitizations, CFC no longer records an asset for servicing rights at the time of its securitizations, nor does CFC record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income (which is net of the amortization of servicing assets and liabilities) was $83.9 million in 2002, $115.3 million in 2001 and $108.2 million in 2000. Servicing income will continue to decline in future periods as the managed receivables in these securitizations are paid down. In 2000, the decrease in servicing income was partially offset by higher commissions and late fee income.

     Provision for losses related to finance operations increased by 77 percent, to $950.0 million, in 2002 and by 56 percent, to $537.7 million, in 2001. These amounts relate to CFC's on-balance sheet finance receivables. CFC's credit losses as a percentage of related loan balances for the on-balance sheet portfolio have been increasing over the last several quarters (2.26 percent, 2.36 percent, 2.53 percent, 2.61 percent, 2.76 percent and 3.74 percent for the quarters ended September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively). The increases to the provision and CFC's credit losses are due to many factors including: (i) CFC's inability to finance the sale of repossessed assets, resulting in CFC's use of wholesale markets to sell such assets through which recovery rates are significantly lower; (ii) the natural increase in delinquencies in some of CFC's products as they age into periods in which CFC has historically experienced higher delinquencies; (iii) the increase in retail credit receivables which typically experience higher credit losses; (iv) economic factors which have resulted in an increase in defaults; and (v) a decrease in the manufactured housing recovery rates when repossessed properties are sold given current industry levels of repossessed assets. At December 31, 2002 and 2001, the 60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 3.21 percent and 2.19 percent, respectively. Under the portfolio method, CFC estimates an allowance for credit losses based upon its assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in CFC's allowance for credit losses are recognized as expense based on CFC's current assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization or through impairment charges when assessments of estimated losses have changed.

     Delinquencies on loans held in CFC's loan portfolio and CFC's ability to recover collateral and mitigate loan losses are adversely impacted by a variety of factors, many of which are outside of CFC's control. When loans are delinquent and CFC forecloses on the loan, its ability to sell collateral to recover or mitigate its losses is subject to the market value of such collateral. In manufactured housing, these values are affected by the available inventory of manufactured homes on the market, a factor over which CFC has no control. It is also dependent upon demand for new homes, which is tied to economic factors in the general economy. In addition, repossessed collateral is generally in poor condition, which reduces its value.

     Many consumer lenders have stopped or significantly scaled back their consumer finance operations in the manufactured housing sector. These lenders began to foreclose on collateral pledged to secure loans at a more aggressive rate. CFC has faced increased competition from such lenders in disposing of collateral pledged to secure its loans. Often collateral is in similar forms. There is a limited number of collateral buyers and the exiting consumer lenders have been willing to sell their foreclosed collateral at prices significantly below fair market value. As a result, collateral recovery rates for CFC have fallen significantly and could fall further, which could have a further material adverse effect on the financial position and results of CFC's operations.

     At December 31, 2002, CFC had a total of 20,918 unsold manufactured housing properties (11,939 of which relate to off-balance sheet securitizations) in repossession, compared to 15,057 properties (10,814 of which relate to off-balance sheet securitizations) at December 31, 2001. CFC reduces the value of repossessed property to its estimate of net realizable value upon repossession. CFC liquidated 25,017 managed manufactured housing units at an average loss severity rate (the ratio of the loss realized to the principal balance of the foreclosed loan) of 65 percent in 2002 compared to 25,750 units at an average loss severity rate of 57 percent in 2001. The loss severity rate related to the on-balance sheet manufactured housing portfolio was 59 percent in 2002, compared to 49 percent in 2001. The higher industry levels of repossessed manufactured homes which existed in the marketplace in 2002, have adversely affected recovery rates, specifically wholesale severity, as other lenders (including lenders who have exited the manufactured home lending business) have acted to more quickly dispose of repossessed manufactured housing inventory. Additionally, the higher level of repossessed inventory that currently exists in the marketplace has made it more difficult for CFC to liquidate its inventory at rates it has recovered in the past. CFC also believes the higher average severity rate in 2002 related to the on-balance sheet manufactured housing portfolio is partially due to the increased age of such portfolio.

     During the quarter ended September 30, 2002, CFC's ability to access the securitization markets was eliminated. The securitization markets had been CFC's main source of funding for loans made to purchasers of repossessed manufactured homes. CFC believes that its severity rates have been historically positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units are sold through company-owned sales lots or its dealer network). Since CFC is no longer able to fund the loans made on repossessed homes sold through these channels, sales through these channels have decreased and CFC must rely on the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates are significantly lower.

     CFC believes that its historical loss experience has been favorably affected by various loss mitigation policies. Under one such policy, CFC works with the defaulting obligor and its dealer network to find a new buyer who meets CFC's underwriting standards and is willing to assume the defaulting obligor's loan. Under other loss mitigation policies, CFC may permit qualifying obligors (obligors who are currently unable to meet the obligations under their loans, but are expected to be able to meet them in the future under modified terms) to defer scheduled payments or CFC may reduce the interest rate on the loan, in an effort to avoid loan defaults.

     Due to the prevailing economic conditions in 2002 and 2001, CFC increased the use of the aforementioned mitigation policies. Based on past experience, CFC believes these policies will reduce the ultimate losses it recognizes. If CFC applies loss mitigation policies, CFC generally reflects the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impact CFC's delinquency ratios. CFC attempts to appropriately reserve for the effects of these loss mitigation policies when establishing loan loss reserves. These policies are also considered when CFC determines the value of its retained interests in securitization trusts. Loss mitigation policies were applied to 10.7 percent of average managed accounts in 2002 compared to 8.8 percent in 2001. Such loss mitigation policies were applied to 3.0 percent, 2.7 percent, 2.8 percent and 2.2 percent of average managed accounts during the first, second, third and fourth quarters of 2002, respectively. Due to CFC's liquidity limitations, many loss mitigation policies were curtailed in the fourth quarter of 2002.

     Finance interest expense decreased by 8.5 percent, to $1,130.0 million, in 2002 and increased by 7.1 percent, to $1,234.4 million, in 2001. Such decrease was primarily the result of: (i) lower average borrowing rates; and (ii) decreased borrowings to fund the decreased finance receivables. CFC's average borrowing rate was 6.1 percent, 7.0 percent and 7.7 percent during 2002, 2001 and 2000, respectively. The decrease in average borrowing rates in 2002 as compared to 2001 is primarily due to the decrease in the general interest rate environment between periods and the repurchase and retirement of some of CFC's public debt.

     Other operating costs and expenses include the costs associated with servicing CFC's managed receivables, non-deferrable costs related to originating new loans and other operating costs. Such expense decreased by 4.1 percent, to $616.0 million, in 2002 and by 15 percent, to $642.4 million, in 2001. In 2002, CFC accrued $26.8 million pursuant to judgments issued in two arbitration proceedings. Such litigation is described in greater detail in the note to Conseco's consolidated financial statements entitled "Other Disclosures". Excluding the litigation accrual, such costs have decreased due to the realization of the benefits from cost saving initiatives and a decrease in origination volumes. In 2001, CFC began to realize some of the cost savings from its restructuring.

     Special charges in the finance segment for 2002 include: (i) the loss of $96.0 million related to the sales of certain finance receivables of $463 million and $1.6 million of additional loss related to receivables required to be repurchased from the purchaser of the vendor services receivables pursuant to the repurchase clauses in the agreements; (ii) a $39.4 million charge for costs associated with various modifications to financing arrangements and recognition of deferred expenses for terminated warehouse facilities; (iii) a $16.3 million charge for the abandonment of computer processing systems; (iv) a $38.1 million benefit due to the reduction in the value of the warrant held by Lehman to purchase five percent of CFC, which is currently expected to have no value due to CFC's bankruptcy proceedings; and (v) restructuring and other charges of $6.7 million. Special charges recorded in 2001 include: (i) the loss related to the sale of certain finance receivables of $11.2 million; (ii) severance benefits, litigation reserves and other restructuring charges of $12.8 million; (iii) a $7.5 million charge related to the decision to discontinue the sale of certain types of life insurance in conjunction with lending transactions; and (iv) a $10.0 million benefit due to the reduction in the value of the warrant held by Lehman to purchase five percent of CFC which was caused by a decrease in the value of CFC. Special charges recorded in 2000 include: (i) the $103.3 million reduction in the value of finance receivables identified for sale; (ii) the $53.0 million loss on the sale of asset-based loans; (iii) $29.5 million of costs related to closing offices and streamlining businesses; (iv) $35.8 million related to the abandonment of computer processing systems; (v) $30.3 million of fees paid to Lehman including a $25.0 million fee paid in conjunction with the sale of $1.3 billion of finance receivables to Lehman; (vi) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; (vii) the $51.0 million loss on sale of transportation loans and vendor services financing business; (viii) a $48.0 million increase in the allowance for loan losses at our bank subsidiary; and
(ix) $4.7 million of net gains related to the sale of certain lines of business, net of other items. These charges are described in greater detail in the note to Conseco's consolidated financial statements entitled "Financial Information Regarding CFC."

     Reorganization items are professional fees associated with CFC's bankruptcy proceedings which are expensed as incurred in accordance with SOP 90-7.

     Impairment charges represent reductions in the value of CFC's retained interests in securitization trusts (including interest-only securities and servicing rights) recognized as a loss. CFC carries interest-only securities at estimated fair value and servicing rights at the lower of cost or fair value. Fair value is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss, interest rate and servicing cost assumptions. CFC considers any potential payments related to the guarantees of certain lower-rated securities issued by the securitization trusts in the projected cash flows used to determine the value of its retained interests. When declines in value considered to be other than temporary occur, CFC reduces the amortized cost to estimated fair value and recognizes a loss. The assumptions used to determine new values are based on the internal evaluations of CFC's management. Under current accounting rules (pursuant to Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20")) which were adopted on July 1, 2000, declines in the value of CFC's retained interests are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value. The assumptions used to determine new values for CFC's retained interests are based on internal evaluations. Although CFC believes its methodology is reasonable, many of the assumptions and expectations underlying CFC's determination may prove inaccurate, in which case there may be an adverse effect on CFC's financial results.

     The determination of the value of CFC's retained interests in securitization trusts requires significant judgment. CFC has recognized significant charges when the retained interests did not perform as well as anticipated based on CFC's assumptions and expectations. CFC's current valuation of retained interests may prove inaccurate in future periods. In securitizations to which these retained interests relate, CFC has retained certain contingent risks in the form of guarantees of certain lower-rated securities issued by the securitization trusts. As of December 31, 2002, the total amount of these guarantees was approximately $1.4 billion. CFC considers any potential payments related to these guarantees in the projected cash flows used to determine the value of its retained interests. See the note to Conseco's consolidated financial statements entitled "Financial Information Regarding CFC."

     During 2002, CFC's ability to access the securitization markets was eliminated. The securitization markets had been CFC's main source of funding for loans made to purchasers of repossessed manufactured homes. CFC believes that its loss severity rates historically have been positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units are sold through company-owned sales lots or CFC's dealer network). Since CFC is no longer able to fund the loans made on repossessed homes, sales through these channels have ceased and CFC must rely on the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates are significantly lower. Accordingly, CFC changed the loss severity assumptions used to value its retained interests to reflect the higher loss severity CFC expects to experience in the future. In addition, CFC's previous assumptions reflected its belief that the adverse manufactured housing default experience in recent periods would continue through the first half of 2002 and then improve over time. Default experience did not improve as expected. Accordingly, CFC increased the default assumptions used to value its retained interests to reflect CFC's future expectations based on current default rates. CFC's home equity/home improvement assumptions have also been adjusted to reflect recent default experience as well as CFC's future expectations.

     CFC's access to liquidity was further limited during the fourth quarter of 2002. CFC was unable to access alternative funding sources to replace the financing it previously obtained through the securitization markets. Further, CFC continued to experience high levels of delinquencies and foreclosures. As a result of the inability to obtain financing, CFC was required to suspend all originations of manufactured housing loans, including the financing of repossessed manufactured housing units, in the fourth quarter of 2002. In addition, CFC discontinued the use of some of its loss mitigation strategies including its inventory loan assumption program. Prices of used manufactured housing units in the wholesale channels are at historical lows due to the high levels of repossessed manufactured housing inventories available in the market. Accordingly, CFC increased the loss severity and default assumptions used to value its retained interests to reflect CFC's future expectations based on current experience. During 2002, CFC increased the assumption for the expected rates of loss severity (the expected weighted average ratio of losses realized to the principal balance of the foreclosed loans) from 65.4 percent to 89.5 percent. CFC increased the assumption for the expected rates of default (the expected weighted average constant ratio of defaulting loans to the balance of all loans sold) from 2.34 percent to 2.97 percent.

     As a result of the requirements of EITF 99-20 and the assumption changes described above, CFC recognized an impairment charge of $1,077.2 million in 2002 for the retained interests. CFC also recognized a $336.5 million increase in the valuation allowance related to its servicing rights as a result of the changes in assumptions in 2002. The valuation allowance related to the servicing rights increased as a result of changes to the expected future cost of servicing the finance receivables. The levels of delinquent and defaulting loans have caused servicing costs to increase. In addition, future servicing costs are expected to increase as the portfolio ages. Such assumptions reflect the subordination of the servicing fees to other cash flows in certain securitization transactions. In addition, CFC recognized impairment charges of: (i) $29.3 million to establish a valuation allowance for advances CFC was required to make to the securitization trusts which are estimated to be uncollectible; and (ii) $6.9 million to establish a liability of guarantee payments due to certain holders of lower-rated securities issued by the securitization trusts which CFC was unable to pay.

     CFC recognized an impairment charge of $386.9 million in 2001 which included an impairment charge of $264.8 million related to its interest-only securities. During 2001, CFC's interest-only securities did not perform as well as anticipated. In addition, CFC's expectations regarding future economic conditions changed. Accordingly, CFC increased its loss severity assumptions related to the performance of the underlying loans to be consistent with its expectations. CFC increased the assumption for the expected rates of loss severity (the expected weighted average ratio of losses realized to the principal balance of the foreclosed loans) from 59.8 percent to 65.4 percent. The impairment charge also included a $122.1 million increase in the valuation allowance related to CFC's servicing rights as a result of the changes in assumptions. CFC carries its servicing rights at the lower of carrying value or estimated fair value. Refer to "Finance Receivables and Retained Interests in Securitization Trusts - Retained Interests in Securitization Trusts" for additional discussion of the impairment charge and interest-only securities.

     During 2000, actual default and loss trends were worse than CFC's previous estimates. In light of these trends, CFC's management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of its securities. These changes also reflected other economic factors and further methodology enhancements made by CFC. During 2000, CFC increased the assumption for the expected rates of default (the expected weighted average constant ratio of defaulting loans to the balance of all loans sold) from 2.25 percent to 2.45 percent. CFC also increased the assumption for the expected rates of loss severity (the expected weighted average ratio of losses realized to the principal balance of the foreclosed loans) from 55.3 percent to 59.8 percent. As a result, the expected future cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes was reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of CFC's interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million, or $45.5 million after the income tax benefit).

     Finance Receivables and Retained Interests in Securitization Trusts Held by CFC

     Finance Receivables

     During the last several years, CFC has completed several actions in an attempt to raise cash and improve its financial position and results of operations. These actions have caused significant fluctuations in account balances. See the section above entitled "Operating Results of the Discontinued Finance Operations" for a description of such actions. Finance receivables, including receivables which serve as collateral for the notes issued to investors in securitization trusts of $12,460.0 million and $14,198.5 million at December 31, 2002 and 2001, respectively, summarized by business line and categorized as either a part of CFC's primary lines or a part of other lines (discontinued in previous periods), were as follows:


                                                                                                  December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                             (Dollars in millions)
Primary lines:
   Manufactured housing...............................................................   $ 7,124.8      $ 7,549.7
   Mortgage services..................................................................     5,266.6        6,787.1
   Retail credit......................................................................     2,240.6        2,690.0
   Consumer finance - closed-end......................................................       443.5          587.1
                                                                                         ---------      ---------

                                                                                          15,075.5       17,613.9
   Less allowance for credit losses...................................................       646.9          400.1
                                                                                         ---------      ---------

     Net finance receivables - for primary lines......................................    14,428.6       17,213.8
                                                                                         ---------      ---------

Other lines (discontinued in previous periods)........................................        71.4          816.6
   Less allowance for credit losses...................................................        16.9           21.2
                                                                                         ---------      ---------

     Net finance receivables - for other lines........................................        54.5          795.4
                                                                                         ---------      ---------

     Total finance receivables........................................................   $14,483.1      $18,009.2
                                                                                         =========      =========


     Managed finance receivables by loan type were as follows:

                                                                                     December 31,
                                                                                2002          2001
                                                                                ----          ----
                                                                               (Dollars in millions)
Primary lines:
   Fixed term............................................................     $32,901.6     $38,876.5
   Revolving credit......................................................       2,255.5       2,695.1
Other lines (discontinued in previous periods)...........................         125.4       1,430.7
                                                                              ---------     ---------

     Total...............................................................     $35,282.5     $43,002.3
                                                                              =========     =========

Number of contracts serviced:
   Fixed term contracts - continuing lines...............................       978,000     1,164,000
   Revolving credit accounts - continuing lines..........................       835,000     1,486,000
   Other lines (discontinued in previous periods)........................        54,000       124,000
                                                                              ---------     ---------

     Total...............................................................     1,867,000     2,774,000
                                                                              =========     =========

     Approximately 9 percent, 8 percent, 7 percent and 6 percent of the loans that CFC serviced were in Texas, North Carolina, Florida and Georgia, respectively. No other state comprised more than 5 percent of the loans serviced. In addition, no single contractor, dealer or vendor accounted for more than 1 percent of the total contracts CFC originated.

     The credit quality of managed finance receivables was as follows:

                                                                                        December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................      3.62%            2.45%
     Mortgage services (a)...................................................      1.47             1.23
     Retail credit...........................................................      3.14             3.39
     Consumer finance - closed-end...........................................       .91             1.08
     Other lines (discontinued in early 2002 or previous periods)............      8.58             1.58
       Total.................................................................      3.00%            2.10%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................      3.09%            2.14%
     Mortgage services.......................................................      2.66             1.95
     Retail credit...........................................................      6.33             6.65
     Consumer finance - closed-end...........................................      3.09             2.50
     Other lines (discontinued in early 2002 or previous periods)............      3.98             2.72
       Total.................................................................      3.21%            2.35%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing....................................................      3.58%            2.45%
     Mortgage services (c)...................................................      5.97             4.07
     Retail credit...........................................................       .35              .13
     Consumer finance - closed-end...........................................      1.75             1.03
     Other lines (discontinued in early 2002 or previous periods)............      3.38             1.91
       Total.................................................................      3.92%            2.68%

--------------------
(a)  60-days-and-over delinquencies exclude loans in the process of foreclosure.
(b) Ratio of: (i) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (ii) total receivables. CFC writes down the value of its repossessed inventory to estimated realizable value at the time of repossession.
(c) Repossessed collateral inventory includes loans in the process of foreclosure.


     The credit quality of on-balance sheet finance receivables was as follows:

                                                                                         December 31,
                                                                                   2002           2001
                                                                                   ----           ----
60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables at period end:
     Manufactured housing....................................................      4.61%            3.08%
     Mortgage services (a)...................................................      1.30              .94
     Retail credit...........................................................      3.14             3.39
     Consumer finance - closed-end...........................................      1.14             1.33
     Other lines (discontinued in early 2002 or previous periods)............      9.77             1.22
       Total.................................................................      3.21%            2.19%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing....................................................      4.35%            1.87%
     Mortgage services.......................................................      2.07             1.53
     Retail credit...........................................................      6.33             6.65
     Consumer finance - closed-end...........................................      2.54             2.02
     Other lines (discontinued in early 2002 or previous periods)............      2.97             2.11
       Total.................................................................      3.74%            2.36%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing....................................................      4.93%            2.41%
     Mortgage services (d)...................................................      6.02             3.50
     Retail credit...........................................................       .35              .13
     Consumer finance - closed-end...........................................      2.08             1.15
     Other lines (discontinued in early 2002 or previous periods)............      2.85             1.36
       Total.................................................................      4.56%            2.37%

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


     These ratios increased during 2002 primarily as a result of the factors described above under "Provision for losses related to finance operations."

     Retained Interests in Securitization Trusts

     As stated above in the section entitled "Operating Results of the Discontinued Finance Operations", CFC changed the manner in which it structured securitization of loans on September 8, 1999. The securitizations structured prior to the September 8, 1999, announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, CFC recognized a gain and recorded its retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. CFC considers any potential payments related to the guarantees of certain lower-rated securities issued by the securitization trusts in the projected cash flows used to determine the value of its interest-only securities. In some of those securitizations, CFC also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $718.7 million, $611.5 million and $548.0 million, respectively, at December 31, 2002.

     The interest-only securities and subordinated securities are carried at estimated fair value. On a quarterly basis, CFC estimates the fair value of these securities by discounting the projected future cash flows using current assumptions. If CFC determines that the differences between the estimated fair value and the book value of these securities is a temporary difference, CFC adjusts shareholders' equity. At December 31, 2002, this adjustment increased the carrying value of the retained interests by $63.5 million to $252.6 million.

     The assumptions CFC uses to determine new values are based on its internal evaluations. Although CFC's management believes its methodology is reasonable, many of the assumptions and expectations underlying CFC's determinations are not possible to predict with certainty and may change adversely in the future for reasons beyond CFC's control. Largely as a result of adverse changes in the underlying assumptions (as discussed above in the section entitled "Operating Results of the Discontinued Finance Operations"), CFC recognized impairment charges of $1,077.2 million in 2002, $386.9 million ($250.4 million after tax) in 2001 and $515.7 million ($324.9 million after tax) in 2000 to reduce the book value of interest-only securities and servicing rights as described above under "Operating Results of the Discontinued Finance Operations."

     In conjunction with the sale of certain finance receivables, CFC provided guarantees related to the principal and interest payments of certain lower-rated securities issued to third parties by the securitization trusts. Such securities had a total principal balance outstanding of $1.4 billion at December 31, 2002. CFC considers any potential payments related to these guarantees in the projected net cash flows used to determine the value of its retained interests. At December 31, 2002, the net deficit value of CFC's retained interests of $(74.1) million, reflected estimated guarantee payments related to bonds held by others of $326.7 million.

     Based on CFC's current assumptions and expectations as to future events related to the loans underlying its retained interests, management has projected that the adverse loss experience in 2002 will continue into 2003 and then improve over time. As a result of these assumptions, CFC projects that payments related to the guarantees (including the guarantee payments described in the preceding paragraph and guarantee payments related to the subordinated securities we hold) will exceed the gross undiscounted cash flows from the interest-only securities by approximately $225 million in 2003, $100 million in 2004, $60 million in 2005 and $10 million in 2006. CFC projects that the gross cash flows from the interest-only securities will exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $175 million in all years thereafter.

     Effective September 30, 2001, CFC transferred substantially all of its interest-only securities into a securitization trust. The transaction provided a means to finance a portion of the value of its interest-only securities by selling some of the cash flows to Lehman. The transfer was accounted for as a sale in accordance with SFAS 140. However, no gain or loss was recognized because the aggregate fair value of the interest retained by CFC and the cash received from the sale were equal to the carrying value of the interest-only securities prior to their transfer to the trust. The trust is a qualifying special purpose entity and is not consolidated pursuant to SFAS 140. CFC received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman purchased the remaining 15 percent interest. The value of the interest purchased by Lehman was $20.4 million at December 31, 2002. CFC continues to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman has the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment tests for these securities are conducted on a single set of cash flows representing CFC's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security may be offset by positive changes in another. The new structure does not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available (such as was the case at December 31, 2002).

     CFC carries its servicing rights at the lower of carrying value or estimated fair value stratified by product type and year of securitization. To the extent the recorded amount exceeds the fair value for a given strata, CFC establishes a valuation allowance through a charge to earnings. Such valuation allowance increased by $336.5 million and $122.1 million in 2002 and 2001, respectively. The fees CFC receives for servicing the securitized portfolio are often subordinate to the interests of other security holders in the trusts.

     No assurances can be given that CFC's current valuation of retained interests will prove accurate in future periods. In addition, CFC has retained certain contingent risks in the form of guarantees of certain lower-rated securities issued by the securitization trusts. If CFC has to make more payments on these guarantees than anticipated, CFC may be required to recognize additional impairment charges or to make payments on the guarantees, which, in turn, could have a material adverse effect on its financial condition or results of operations.

     Liquidity for Finance Operations

     CFC requires cash to originate finance receivables. CFC's primary sources of cash have historically been: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit, bank credit facility, securitizations, warehouse and residual lines, and sales of loans; and
(iii) cash provided by operations. CFC's lenders have severely restricted its access to liquidity. The liquidity needs of CFC could increase in the event of an extended economic slowdown or recession. Loss of employment, increases in cost-of-living or other adverse economic conditions impair the ability of CFC's customers to meet their payment obligations. Higher industry levels of repossessed manufactured homes have affected recovery rates and resulted in decreased cash flows. In addition, in an economic slowdown or recession, CFC's servicing and litigation costs generally increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would have an adverse effect on its liquidity. See "Operating Results of the Discontinued Finance Operations" above for additional discussion.

     The most significant source of liquidity for CFC has historically been its ability to finance the receivables it originates in the secondary markets through loan securitizations. Under certain securitization structures, CFC has provided a variety of credit enhancements, which have taken the form of corporate guarantees with respect to certain securitizations (although such guarantees were not provided during 2001 and 2002), and have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. The nominal value of these guarantees is approximately $1.4 billion. CFC suspended guarantee payments in the fourth quarter of 2002 and without additional liquidity in the near future, CFC will be unable to make these guarantee payments when such payments are required to be made. See the section above entitled "Retained Interests in Securitization Trusts" for additional information on the guarantee payments.

     The ratings downgrades that followed announcements regarding CNC's defaulted debt and restructuring discussions with debt holders (see the section entitled "Liquidity of Conseco (parent company)" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations") have eliminated CFC's access to the securitization markets. The securitization markets have been CFC's main source of funding. The loss of access to the securitization markets has severely affected CFC's ability to originate, purchase and sell loans. It has also affected the value of the retained interests CFC holds in securitization trusts, since CFC relied on these markets to finance the sale of repossessed manufactured housing units which often helped to minimize the loss on defaulted loans (compared to selling directly to the manufactured housing wholesale channel).

     CFC's remaining liquidity sources (excluding its bank subsidiaries) are a warehouse and a residual facility with Lehman and a postpetition financing facility. CFC's inability to access the securitization markets and the constrained liquidity under its other funding sources have had a material adverse effect on its business and results of operations, resulting in CFC's petition for relief under the Bankruptcy Code. As part of the Chapter 11 bankruptcy filing, CFC requested and received an interim order from the Bankruptcy Court to increase the servicing fees it is paid by the securitization trusts for manufactured housing loans (see the section above entitled "Operating Results of the Discontinued Finance Operations").

     CFC is currently in violation of several of its financial covenants required by its warehouse and residual facilities. CFC has entered into a forbearance agreement with Lehman pursuant to which Lehman has agreed to temporarily refrain from exercising any rights arising from events of default that occurred under the facilities as of the date of such forbearance agreement, including certain events of default triggered by CFC not being in compliance with certain financial covenants. This forbearance agreement expires on June 1, 2003. The forbearance agreement with Lehman contains additional provisions which: (i) prohibit CFC from making any dividend or other payments to CNC or any affiliates; (ii) during the forbearance period, grant Lehman rights over cash proceeds resulting from the sale of assets in excess of $25 million; (iii) provide Lehman with the right to consent to amendments to the documents governing certain of CFC's securitization facilities; and (iv) provide Lehman with additional security interests in CFC's otherwise unencumbered assets (including, but not limited to, rights on servicing fees received by CFC). In connection with the execution of the forbearance agreement, CFC and Lehman amended the warehouse and residual facilities. These amendments provide for a level of increased liquidity during the forbearance period and provide Lehman with a security interest in cash flows received by CFC from its securitization facilities.

     CFC's residual facility is collateralized by retained interests in securitizations. CFC is required to maintain collateral based on current estimated fair values in accordance with the terms of such facility. Due to the decrease in estimated fair value of its retained interests, CFC's collateral was deficient at December 31, 2002 (as calculated in accordance with the relevant transaction documents). CFC has executed a forbearance agreement with Lehman in which, among other things, Lehman has agreed not to require additional collateral with respect to the residual facility through June 1, 2003. Under the terms of the forbearance agreement, Lehman is retaining certain cash flows from CFC's retained interests pledged to this facility and applying these cash flows to the margin deficit. CFC is currently unable to provide sufficient additional collateral or to repay this credit facility. The value of the retained interests in the manufactured housing portfolio may also decrease based on CFC's inability to continue to effectuate its historical loss mitigation strategy with respect to the sale of repossessed manufactured housing units resulting in a reduction of collateral pledged on its residual facility. CFC had historically provided financing to retail buyers of repossessed units and funded that financing through the securitization of those refinancing loans. Without access to the securitization market, CFC's ability to provide financing to purchasers of repossessed manufactured housing units has ceased. On November 25, 2002, CFC announced it was suspending originations of loans for manufactured housing, which required CFC to sell repossessed manufactured housing units in the wholesale market at significantly reduced prices, thereby reducing cash flow available to the retained interests. Additionally, the uncertainty with respect to CFC's liquidity position and its ability to continue to provide servicing for the securitized portfolios has reduced and may further reduce the value of its retained interests pledged as collateral on the residual facility.

     During 2002, CFC repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $3.9 million (net of income taxes). In March 2002, CFC completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of $34.8 million of the senior subordinated notes after the tender offer and other debt repurchases completed prior to the tender offer was retired at maturity on June 3, 2002.

     In April 2002, CFC completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, CFC commenced a tender offer for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to both tender offers and other debt repurchases completed prior to the tender offers of $2.7 million was retired at maturity on September 26, 2002. Since that date, CFC has had no outstanding public debt.

     CFC has historically pursued alternative and supplementary methods to finance its lending operations. In late 1998, CFC began issuing certificates of deposit through its bank subsidiaries. At December 31, 2002, $2.3 billion of such deposits were outstanding. The average annual rate paid on these deposits was 3.9 percent during 2002. Proceeds from the issuance of the certificates of deposit are used to fund the origination of certain consumer/credit card finance receivables. To the extent that CFC is unable to issue certificates of deposit, loan origination activities would be adversely affected, which would have additional material adverse effects on its operations, financial results and cash position. The sale of Mill Creek Bank, CFC's subsidiary which issues the certificates of deposit, to GE was approved by the Bankruptcy Court on March 14, 2003.

     Market-Sensitive Instruments and Risk Management - CFC

     Profitability may be directly affected by the level of and fluctuations in interest rates which affect CFC's ability to earn a spread between interest received on loans and the costs of liabilities. While CFC monitors the interest rate environment, its financial results could be adversely affected by changes in interest rates. During periods of increasing interest rates, CFC has historically experienced market pressure to reduce servicing spreads in its financing operations. In addition, increases in interest rates have historically decreased the demand for consumer credit. If CFC was able to resume originating loans and finance them through securitization transactions, a substantial and sustained increase in interest rates could, among other things: (i) adversely affect CFC's ability to purchase or originate loans or other assets; (ii) reduce the average size of loans underwritten; and (iii) increase securitization funding costs. A significant decline in interest rates could decrease the size of CFC's loan servicing portfolio by increasing the level of loan prepayments, thereby shortening the life and impairing the value of CFC's interest-only securities. Fluctuating interest rates also may affect CFC's net interest income earned resulting from the difference between the yield to CFC on loans held pending securitization and the cost of funds obtained by CFC to finance such loans.

     CFC has historically reduced interest rate risk of its finance operations by funding most of the loans it makes through securitization transactions. The finance receivables transferred in these transactions and the asset-backed securities purchased by investors generally both have fixed rates. Principal payments on the assets are passed through to investors in the securities as received, thereby reducing interest rate exposure in these transactions that might otherwise arise from maturity mismatches between debt instruments and assets.

     Prior to September 8, 1999, CFC retained interests in the finance receivables sold through investments in interest-only securities that are subordinated to the rights of other investors. Interest-only securities do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing depends on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if performance is different from CFC's assumptions. CFC develops assumptions to value these investments by analyzing past portfolio performance, current loan characteristics, current and expected market conditions and the expected effect of its actions to mitigate adverse performance.

     CFC uses computer models to simulate the cash flows (including any potential payments related to the guarantees of certain lower-rated securities issued by the securitization trusts) expected from its retained interests in securitization trusts (including interest-only securities) under various interest rate scenarios. These simulations help CFC to measure the potential gain or loss in fair value of these financial instruments, including the effects of changes in interest rates on prepayments. CFC estimates that its retained interests would decline in fair value by approximately $10 million if interest rates were to decrease by 10 percent from their December 31, 2002 levels. This compares to a decline in fair value of approximately $60 million based on amounts and rates at December 31, 2001. The calculations involved in CFC's computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the interest-only securities in reaction to such change. Consequently, potential changes in value of its retained interests indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. See the note to Conseco's consolidated financial statements entitled "Financial Information Regarding CFC" for a summary of the key economic assumptions used to determine the estimated fair value of all of its retained interests in securitizations and the sensitivity of the current fair value of cash flows to immediate 10 percent and 20 percent changes in those assumptions.

     We estimate that CFC's finance receivables (including both "finance receivables" and "finance receivables-securitized") would decline in fair value by approximately $240 million if interest rates were to increase by 10 percent from their December 31, 2002 levels. This compares to a decline in fair value of $362.3 million based on amounts and rates at December 31, 2001. The increase in the estimated decline corresponds with the increase to its finance receivable balances.

     CFC's finance receivables were primarily funded with the fixed rate asset-backed securities purchased by investors in securitization transactions and floating-rate debt. Such borrowings included bank credit facilities, master repurchase agreements and the notes payable related to securitized finance receivables structured as collateralized borrowings ($10.9 billion of which was at fixed rates and $3.0 billion of which was at floating rates). Based on the interest rate exposure and prevalent rates at December 31, 2002, a relative 10 percent decrease in interest rates would increase the fair value of the finance segment's fixed-rate borrowed capital by approximately $65 million. The interest expense on this segment's floating-rate debt will fluctuate as prevailing interest rates change. CFC is exposed to market risk from the time a loan is originated to the time the loan is financed as interest rates may fluctuate during such period of time.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information included under the caption "Market-Sensitive Instruments and Risk Management" and "Market-Sensitive Instruments and Risk Management - CFC" in Item 7. "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" is incorporated herein by reference.

     ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements

                                                                                                                          Page
                                                                                                                          ----
Report of Independent Accountants.......................................................................................    80

Consolidated Balance Sheet at December 31, 2002 and 2001................................................................    81

Consolidated Statement of Operations for the years ended
    December 31, 2002, 2001 and 2000....................................................................................    83

Consolidated Statement of Shareholders' Equity
    for the years ended December 31, 2002, 2001 and 2000................................................................    85

Consolidated Statement of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000....................................................................................    88

Notes to Consolidated Financial Statements..............................................................................    89

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Conseco, Inc.


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Conseco, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that Conseco, Inc. will continue as a going concern, which contemplates continuity of Conseco's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in the notes to the consolidated financial statements, on December 17, 2002, Conseco, Inc. and several of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and Conseco's recurring losses from operations raise substantial doubt about Conseco's ability to continue as a going concern. Conseco, Inc. is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of Conseco as a going concern is contingent upon, among other things, the confirmation of Conseco's Plan of Reorganization and Conseco's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that Conseco's assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

     As discussed in note 4 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in 2000 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.


                                       /s/ PricewaterhouseCoopers LLP
                                       ----------------------------------
                                       PricewaterhouseCoopers LLP


Indianapolis, Indiana
April 11, 2003

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2002 and 2001
                              (Dollars in millions)


                                     ASSETS


                                                                                            2002              2001
                                                                                            ----              ----
Investments:
    Actively managed fixed maturities at fair value (amortized cost:
       2002 - $18,989.8; 2001 - $22,422.8).............................................   $19,417.4         $21,818.5
    Retained interests in securitization trusts at fair value (amortized cost:
       2001 - $876.1)..................................................................         -               710.1
    Equity securities at fair value (cost: 2002 - $161.4; 2001 - $257.3)...............       156.0             227.0
    Mortgage loans.....................................................................     1,308.3           1,228.0
    Policy loans.......................................................................       536.2             635.8
    Venture capital investment in AT&T Wireless Services, Inc. at fair value
       (cost: 2002 - $14.2; 2001 - $39.0)..............................................        25.0             155.3
    Other invested assets .............................................................       340.8             292.4
                                                                                          ---------         ---------

          Total investments............................................................    21,783.7          25,067.1

Cash and cash equivalents:
    Held by the parent company.........................................................        41.9             152.2
    Held by the parent company in segregated accounts..................................         -                54.7
    Held by subsidiaries...............................................................     1,227.0           2,853.9
Accrued investment income..............................................................       389.8             688.6
Finance receivables....................................................................         -             3,810.7
Finance receivables - securitized......................................................         -            14,198.5
Cost of policies purchased.............................................................     1,170.0           1,657.8
Cost of policies produced..............................................................     2,014.4           2,570.2
Reinsurance receivables................................................................       934.2             663.0
Income tax assets......................................................................       101.5             678.1
Goodwill  .............................................................................       100.0           3,695.4
Assets held in separate accounts and investment trust..................................       447.0           2,376.3
Cash held in segregated accounts for investors.........................................         -               550.2
Cash held in segregated accounts related to servicing agreements and
    securitization transactions........................................................         -               994.6
Assets of discontinued operations......................................................    17,624.3              -
Other assets...........................................................................       675.2           1,420.9
                                                                                          ---------         ---------

          Total assets.................................................................   $46,509.0         $61,432.2
                                                                                          =========         =========


                            (continued on next page)









                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                     CONSOLIDATED BALANCE SHEET (Continued)
                           December 31, 2002 and 2001
                              (Dollars in millions)


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                            2002              2001
                                                                                            ----              ----
Liabilities:
    Liabilities for insurance and asset accumulation products:
       Interest-sensitive products.....................................................   $13,469.5         $15,787.7
       Traditional products............................................................     7,971.4           8,172.8
       Claims payable and other policyholder funds.....................................       909.2           1,005.5
       Liabilities related to separate accounts and investment trust...................       447.0           2,376.3
       Liabilities related to certificates of deposit..................................         -             1,790.3
    Investor payables..................................................................         -               550.2
    Guarantee liability related to interests in securitization trusts held by others...         -                39.9
    Other liabilities..................................................................       673.5           1,701.9
    Liabilities of discontinued operations.............................................    17,624.3               -
    Investment borrowings..............................................................       669.7           2,242.7
    Notes payable:
       Direct corporate obligations....................................................         -             4,085.0
       Direct finance obligations:
          Master repurchase agreements.................................................         -             1,670.8
          Credit facility collateralized by retained interests in securitizations......         -               507.3
          Other borrowings.............................................................         -               349.8
       Related to securitized finance receivables structured as collateralized
          borrowings...................................................................         -            14,484.5
                                                                                          ---------         ---------


            Total liabilities not subject to compromise................................    41,764.6          54,764.7

    Liabilities subject to compromise..................................................     4,873.3               -
                                                                                          ---------         ---------

          Total liabilities............................................................    46,637.9          54,764.7
                                                                                          ---------         ---------

Minority interest:
    Company-obligated mandatorily redeemable preferred securities
       of subsidiary trusts............................................................     1,921.5           1,914.5

Shareholders' equity (deficit):
    Preferred stock....................................................................       501.7             499.6
    Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2002 - 346,007,133;
       2001 - 344,743,196).............................................................     3,497.0           3,484.3
    Accumulated other comprehensive income (loss)......................................       580.6            (439.0)
    Retained earnings (deficit)........................................................    (6,629.7)          1,208.1
                                                                                          ---------         ---------

            Total shareholders' equity (deficit).......................................    (2,050.4)          4,753.0
                                                                                          ---------         ---------

            Total liabilities and shareholders' equity (deficit).......................   $46,509.0         $61,432.2
                                                                                          =========         =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the years ended December 31, 2002, 2001 and 2000
                  (Dollars in millions, except per share data)

                                                                                       2002            2001             2000
                                                                                       ----            ----             ----
Revenues:
    Insurance policy income.......................................................    $ 3,602.3      $3,992.7         $ 4,170.7
    Net investment income:
       Insurance and fee-based segment general account assets.....................      1,528.0       1,706.1           1,800.8
       Equity-indexed and separate account products...............................       (100.5)       (119.6)            (56.1)
       Venture capital loss related to investment in AT&T Wireless Services, Inc..        (99.3)        (42.9)           (199.5)
       Other .....................................................................         14.7          20.9              51.8
    Gain on sale of interest in riverboat.........................................          -           192.4               -
Net realized investment losses....................................................       (597.0)       (379.4)           (346.5)
    Fee revenue and other income..................................................         70.1          96.9             137.4
                                                                                      ---------      --------         ---------

       Total revenues.............................................................      4,418.3       5,467.1           5,558.6
                                                                                      ---------      --------         ---------

Benefits and expenses:
    Insurance policy benefits.....................................................      3,332.5       3,588.5           3,807.6
    Provision for losses..........................................................        210.8         169.6             231.5
    Interest expense (contractual interest for 2002 of $366.5)....................        363.1         400.0             454.3
    Amortization..................................................................        822.9         766.8             657.2
    Other operating costs and expenses............................................        712.1         722.2             872.9
    Goodwill impairment...........................................................        500.0           -                 -
    Special charges...............................................................         96.5          80.4             305.0
    Reorganization items..........................................................         14.4           -                 -
                                                                                      ---------      --------         ---------

       Total benefits and expenses................................................      6,052.3       5,727.5           6,328.5
                                                                                      ---------      --------         ---------

       Loss before income taxes, minority interest, discontinued operations,
         extraordinary gain (loss) and cumulative effect of accounting change.....     (1,634.0)       (260.4)           (769.9)

Income tax expense (benefit):

       Tax expense (benefit) on period income.....................................         53.1         (63.5)           (166.2)
       Valuation allowance for deferred tax assets................................        811.2           -                 -
                                                                                      ---------      --------         ---------

       Loss before minority interest, discontinued operations,
         extraordinary gain (loss) and cumulative effect of accounting change.....     (2,498.3)       (196.9)           (603.7)

Minority interest:
    Distributions on Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts, net of income taxes
       (contractual distributions for 2002 of $179.8).............................        173.2         119.5             145.3
                                                                                      ---------      --------         ---------

       Loss before discontinued operations, extraordinary gain (loss)
         and cumulative effect of accounting change ..............................     (2,671.5)       (316.4)           (749.0)

Discontinued operations, net of income taxes......................................     (2,223.1)       (106.7)           (381.9)
Extraordinary gain (loss) on extinguishment of debt, net of income taxes..........          8.1          17.2              (5.0)
Cumulative effect of accounting change, net of income taxes.......................     (2,949.2)          -               (55.3)
                                                                                      ---------      --------         ---------

       Net loss...................................................................     (7,835.7)       (405.9)         (1,191.2)

Preferred stock dividends (contractual distributions for 2002 of $2.1)............          2.1          12.8              11.0
                                                                                      ---------      --------         ---------

       Net loss applicable to common stock........................................    $(7,837.8)     $ (418.7)        $(1,202.2)
                                                                                      =========      ========         =========

                                   (continued)

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
              for the years ended December 31, 2002, 2001 and 2000
                  (Dollars in millions, except per share data)

                                                                           2002             2001             2000
                                                                           ----             ----             ----
Loss per common share:
    Basic:
       Weighted average shares outstanding.........................    345,807,000     338,145,000       325,953,000
       Loss before discontinued operations, extraordinary
         gain (loss) and cumulative effect of accounting change ...       $ (7.73)        $  (.97)           $(2.34)
       Discontinued operations.....................................         (6.43)           (.32)            (1.17)
       Extraordinary gain (loss) on extinguishment of debt.........           .02             .05              (.01)
       Cumulative effect of accounting change......................         (8.53)             -               (.17)
                                                                          -------          ------            ------

         Net loss..................................................       $(22.67)        $ (1.24)           $(3.69)
                                                                          =======         =======            ======

    Diluted:
       Weighted average shares outstanding.........................    345,807,000     338,145,000       325,953,000
       Loss before discontinued operations, extraordinary
         gain (loss) and cumulative effect of accounting change....       $ (7.73)        $  (.97)           $(2.34)
       Discontinued operations.....................................         (6.43)           (.32)            (1.17)
       Extraordinary gain (loss) on extinguishment of debt ........           .02             .05              (.01)
       Cumulative effect of accounting change......................         (8.53)             -               (.17)
                                                                          -------          ------            ------

         Net loss..................................................       $(22.67)         $(1.24)           $(3.69)
                                                                          =======          ======            ======






























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
              for the years ended December 31, 2002, 2001 and 2000
                              (Dollars in millions)


                                                                                   Common stock     Accumulated other
                                                                       Preferred  and additional      comprehensive   Retained
                                                              Total      stock    paid-in capital         loss        earnings
                                                              -----      -----    ---------------         ----        --------

 Balance, December 31,1999................................$ 5,556.2      $478.4        $2,987.1          $(771.6)      $2,862.3

   Comprehensive loss, net of tax:
     Net loss............................................. (1,191.2)        -               -                -         (1,191.2)
     Change in unrealized depreciation
       of investments (net of applicable income tax
       expense of $72.0)..................................    120.6         -               -              120.6            -
                                                          ---------

         Total comprehensive loss......................... (1,070.6)

   Issuance of common shares for stock options and for
     employee benefit plans...............................      6.6         -               6.6              -              -
   Issuance of convertible preferred shares...............      8.4         8.4             -                -              -
   Issuance of warrants...................................     21.0         -              21.0              -              -
   Settlement of forward contract.........................    (90.5)        -             (90.5)             -              -
   Cost of shares acquired................................    (12.4)        -             (12.4)             -              -
   Dividends on preferred stock...........................    (11.0)        -               -                -            (11.0)
   Dividends on common stock..............................    (33.3)        -               -                -            (33.3)
                                                          ---------      ------        --------          -------       --------

Balance, December 31, 2000................................$ 4,374.4      $486.8        $2,911.8          $(651.0)      $1,626.8



                          (continued on following page)






















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (Continued)
              for the years ended December 31, 2002, 2001 and 2000
                              (Dollars in millions)


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

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (Continued)
              for the years ended December 31, 2002, 2001 and 2000
                              (Dollars in millions)


                                                                                Common stock     Accumulated other
                                                                     Preferred and additional      comprehensive      Retained
                                                           Total       stock   paid-in capital     income (loss) earnings (deficit)
                                                           -----       -----   ---------------     ------------  ------------------

Balance, December 31, 2001 (carried forward
   from prior page) ..................................  $ 4,753.0      $499.6      $3,484.3           $(439.0)        $ 1,208.1

   Comprehensive loss, net of tax:
     Net loss.........................................   (7,835.7)        -             -                 -            (7,835.7)
     Change in unrealized depreciation
       of investments and other (net of applicable
       income tax expense of nil).....................    1,019.6         -             -             1,019.6               -
                                                         --------

         Total comprehensive loss.....................   (6,816.1)

   Issuance of shares for stock options and for
     employee benefit plans...........................       12.7         -            12.7               -                -
   Payment-in-kind dividends on convertible
     preferred stock..................................        2.1         2.1           -                 -                -
   Dividends on preferred stock.......................       (2.1)         -            -                 -                (2.1)
                                                         --------      ------      --------           -------         ---------


Balance, December 31, 2002............................  $(2,050.4)     $501.7      $3,497.0           $ 580.6         $(6,629.7)
                                                        =========      ======      ========           =======         =========



























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 2002, 2001 and 2000
                              (Dollars in millions)

                                                                                              2002          2001         2000
                                                                                              ----          ----         ----
Cash flows from operating activities:
   Insurance policy income.............................................................    $ 3,041.3     $ 3,518.8    $  3,634.4
   Net investment income...............................................................      3,323.9       3,913.6       3,864.1
   Fee revenue and other income........................................................        307.1         389.1         518.7
   Insurance policy benefits...........................................................     (1,996.9)     (2,792.8)     (2,686.5)
   Interest expense....................................................................     (1,279.6)     (1,570.5)     (1,331.6)
   Policy acquisition costs............................................................       (509.2)       (667.0)       (794.2)
   Special charges.....................................................................        (47.2)        (29.5)       (216.3)
   Reorganization items, net...........................................................        (31.7)          -             -
   Other operating costs...............................................................     (1,406.1)     (1,466.8)     (1,741.7)
   Taxes...............................................................................       (105.9)         29.8         (41.6)
                                                                                           ---------     ---------    ----------

       Net cash provided by operating activities.......................................      1,295.7       1,324.7       1,205.3
                                                                                           ---------     ---------    ----------

Cash flows from investing activities:
   Sales of investments................................................................     19,465.4      24,179.7       6,987.5
   Maturities and redemptions of investments...........................................      1,623.9       1,381.4         825.5
   Purchases of investments............................................................    (19,879.4)    (25,509.5)     (7,952.6)
   Cash received from the sale of finance receivables, net of expenses.................      2,372.9         867.2       2,501.2
   Principal payments received on finance receivables..................................      8,294.0       8,611.3       8,490.1
   Finance receivables originated......................................................     (7,877.9)    (12,320.3)    (18,515.9)
   Cash held by Conseco Finance Corp. and classified as assets held by
     discontinued operations...........................................................       (562.3)          -             -
   Other...............................................................................        (27.6)       (136.7)       (165.2)
                                                                                           ---------     ---------    ----------

       Net cash provided (used) by investing activities ...............................      3,409.0      (2,926.9)     (7,829.4)
                                                                                           ---------     ---------    ----------

Cash flows from financing activities:
   Amounts received for deposit products...............................................      4,584.8       4,204.8       4,966.7
   Withdrawals from deposit products...................................................     (5,682.8)     (4,489.4)     (4,545.9)
   Issuance of notes payable...........................................................      6,671.9      12,160.5      22,548.9
   Payments on notes payable...........................................................    (10,481.3)    (10,480.5)    (14,416.2)
   Ceding commission received on reinsurance transaction...............................         83.0           -             -
   Change in cash held in restricted accounts for settlement of borrowings.............        (13.0)       (241.8)       (689.7)
   Investment borrowings...............................................................     (1,573.0)      2,022.9        (609.1)
   Repurchase of Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts...................................................          -             -          (250.0)
   Issuance of common and convertible preferred shares.................................          -             4.1            .8
   Payments for settlement of forward contract and to repurchase equity securities.....          -             -          (102.6)
   Dividends on common and preferred shares and distributions on
     Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts.........................................        (86.2)       (181.2)       (302.1)
                                                                                           ---------     ---------    ----------

       Net cash provided (used) by financing activities................................     (6,496.6)      2,999.4       6,600.8
                                                                                           ---------     ---------    ----------

       Net increase (decrease) in cash and cash equivalents............................     (1,791.9)      1,397.2         (23.3)

Cash and cash equivalents, beginning of year...........................................      3,060.8       1,663.6       1,686.9
                                                                                           ---------     ---------    ----------

Cash and cash equivalents, end of year.................................................    $ 1,268.9     $ 3,060.8    $  1,663.6
                                                                                           =========     =========    ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       1. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

       Conseco, Inc. ("CNC") is the top tier holding company for our two operating businesses: insurance and finance. Our insurance business is operated through subsidiaries owned directly and indirectly by CIHC, Incorporated ("CIHC"), an intermediate holding company that is controlled by CNC. Our finance business has been historically operated through Conseco Finance Corp. ("CFC"), a wholly-owned subsidiary of CIHC, and its subsidiaries. Effective December 17, 2002 (the date CFC filed a petition for relief under the Bankruptcy Code as further described below), we began to account for our finance business as a discontinued operation. Our subsidiaries operate throughout the United States. We sometimes collectively refer to CNC, together with its consolidated subsidiaries, as "we," "Conseco" or the "Company."

       Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Our finance business has historically provided a variety of finance products including manufactured housing and floor plan loans, home equity mortgages, home improvement and consumer product loans and private label credit cards.

       On December 17, 2002 (the "Petition Date"), CNC, CIHC, CTIHC, Inc. and Partners Health Group, Inc. (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Northern District of Illinois. The following discussion provides general background information regarding the Debtors' Chapter 11 cases, but is not intended to be a comprehensive summary. The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing. The Company's insurance subsidiaries are separate legal entities and are not included in the petitions filed by the Debtors. On March 18, 2003, the Bankruptcy Court approved the Debtor's Second Amended Joint Plan of Reorganization (the "Plan"), and the Second Amended Disclosure Statement (the "Disclosure Statement").

       CFC and Conseco Finance Servicing Corp. also filed petitions under the Bankruptcy Code with the Bankruptcy Court on the Petition Date. In addition, on February 3, 2003, the following subsidiaries of CFC filed petitions under the Bankruptcy Code with the Bankruptcy Court: Conseco Finance Corp. - Alabama, Conseco Finance Credit Corp., Conseco Finance Consumer Discount Company, Conseco Finance Canada Holding Company, Conseco Finance Canada Company, Conseco Finance Loan Company, Rice Park Properties Corporation, Landmark Manufactured Housing, Inc., Conseco Finance Net Interest Margin Finance Corp. I, Conseco Finance Net Interest Margin Finance Corp. II, Green Tree Finance Corp. - Two, Green Tree Floorplan Funding Corp., Conseco Agency of Nevada, Inc., Conseco Agency of New York, Inc., Conseco Agency, Inc., Conseco Agency of Alabama, Inc., Conseco Agency of Kentucky, Inc., Crum-Reed General Agency, Inc. The foregoing entities are referred to as the "Finance Company Debtors." The Finance Company Debtors filed a separate plan in connection with their bankruptcy proceedings. The bankruptcy proceedings of the Debtors and the Finance Company Debtors are referred to as the "Chapter 11 Cases".

       Since commencing operations in 1982, CNC pursued a strategy of growth through acquisitions. Primarily as a result of these acquisitions and the funding requirements necessary to operate and expand the acquired businesses, CNC amassed outstanding indebtedness of approximately $6.0 billion as of June 30, 2002. In 2001 and early 2002, we undertook a series of steps designed to reduce and extend the maturities of our parent company debt. Notwithstanding these efforts, the Company's financial position continued to deteriorate, principally due to our leveraged condition, losses experienced by our finance business and losses in the value of our investment portfolio.

       As a result of these developments, on August 9, 2002, we announced that we would seek to fundamentally restructure the Company's capital, and announced that we had retained legal and financial advisors to assist us in these efforts. We ultimately decided to seek to reorganize under Chapter 11 of the Bankruptcy Code.

       Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders and approved by the Bankruptcy Court. On March 18, 2003, the Bankruptcy Court approved the Debtors' Plan, as summarized in the Disclosure Statement, as containing adequate information, as such term is defined in
Section 1125 of the Bankruptcy Code, to permit the solicitation of votes from creditors on whether or not to accept the Plan. The Debtors commenced solicitation on April 4, 2003. The voting record date has been set as March 19, 2003 and the deadline for returning completed ballots is May 14, 2003. A hearing to consider confirmation of the Plan is scheduled to begin on May 28, 2003. The Debtors will emerge from bankruptcy if and when

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

the Plan receives the requisite stakeholder approval and is approved by the Bankruptcy Court, and all conditions to the consummation of the Plan, have been satisfied or waived.

       The United States Trustee has appointed a creditors committee representing the unsecured creditors of the Debtors and a TOPrS committee representing the claims of the holders of the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities"). Before the Petition Date, the Company met with and provided materials to certain prepetition committees and entered into extensive arms-length negotiations with committees representing the holders of bank debt and publicly held notes of CNC. Shortly before the Petition Date, the Company reached a non-binding agreement in principle with respect to the general terms of a restructuring with certain prepetition committees. However, there can be no assurance that the appointed committees will support the Debtors' positions in the bankruptcy proceedings or approve the Plan. The TOPrS committee has raised certain objections to the Plan which are summarized in the Disclosure Statement. Disagreements between the Debtors and the appointed committees could protract the bankruptcy proceedings, could negatively impact the Company's ability to operate and the results of those operations during bankruptcy, and could delay the Debtors' emergence from bankruptcy.

       The Debtors previously filed with the Bankruptcy Court schedules of assets and liabilities of the Debtors as reflected on our books and records. Subject to certain limited exceptions, the Bankruptcy Court established a bar date of February 21, 2003, for all prepetition claims against the Debtors. A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the bankruptcy proceedings. The Debtors notified all known or potential claimants subject to the February 21, 2003 bar date of their need to file a proof of claim with the Bankruptcy Court. Approximately 9,000 proofs of claim were filed on or before the February 21, 2003 bar date and the Company has begun objecting to claims and otherwise reconciling claims that differ from the Debtors' records. Any differences that cannot be resolved through negotiations between the Debtors and the claimant will be resolved by the Bankruptcy Court. Certain creditors have filed claims substantially in excess of amounts reflected in the Debtors' records. Accordingly, the ultimate number and amount of allowed claims is not presently known. Similarly, the ultimate distribution with respect to allowed claims is not presently known.

       We have filed several motions in the Chapter 11 Cases pursuant to which the Bankruptcy Court has granted us authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for our reorganization efforts. We have obtained orders providing for, among other things: (i) payment of prepetition and postpetition employee compensation and benefits; (ii) continuing a key-employee retention plan; (iii) obtaining debtor-in-possession financing for the Finance Company Debtors; and (iv) increasing the amount of the servicing fee paid to the Finance Company Debtors as servicers of various manufactured housing securitization trusts.

       Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before unsecured creditors and holders of CNC's common and preferred stock and Trust Preferred Securities are entitled to receive any distribution. The Plan (as summarized in the Disclosure Statement) sets forth the Debtors' proposed treatment of claims and equity interests. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Our Plan would result in holders of CNC's common stock and preferred stock (other than Series F Common-Linked Convertible Preferred Stock ("Series F Preferred Stock")) receiving no value and the holders of CNC's Trust Preferred Securities and Series F Preferred Stock receiving little value on account of the cancellation of their interests. In addition, holders of unsecured claims against the Debtors would, in most cases, receive less than full recovery for the cancellation of their interests.

       At this time, it is not possible to predict with certainty the effect of the Chapter 11 cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.

       2. DISCONTINUED FINANCE BUSINESS - PLANNED SALE OF CFC

       In October 2002, we announced that we had engaged financial advisors to pursue various alternatives with respect to our finance business and that CNC's board of directors had approved a plan to sell or seek new investors for our finance business. On December 19, 2002, CFC entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with CFN Investment Holdings LLC ("CFN"), an affiliate of Fortress Investment Group LLC, J.C. Flowers & Co. LLC and Cerberus Capital Management, L.P., pursuant to which CFC would, subject to the satisfaction of certain conditions, sell all or substantially all of its assets (the "CFC Assets") in a sale pursuant to Section 363 of the Bankruptcy Code as part of CFC's Chapter 11 proceedings, subject to the right of CFN to exclude certain assets from its purchase. In accordance with Section 363 of the Bankruptcy Code and the terms of the Asset Purchase Agreement, CFC continued to seek alternative transactions that would provide greater value to CFC and its creditors than the

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

transactions contemplated by the Asset Purchase Agreement.

       As a result of the formalization of the plans to sell the finance business and the filing of petitions under the Bankruptcy Code by CFC and certain of its subsidiaries, the finance business is being accounted for as a discontinued operation. See the note to the consolidated financial statements entitled "Financial Information Regarding CFC" for information regarding this discontinued operation.

       As part of CFC's efforts to seek alternative transactions that would provide greater value to CFC, and in accordance with the bidding procedures order approved by the Bankruptcy Court, CFC conducted an auction for the sale of its businesses and assets. Potential bidders that submitted bids for the purchase of the CFC Assets that, by their own terms or aggregated with other bids, were for more than the purchase price payable under the Asset Purchase Agreement, plus the amount of the break-up fee of $30 million, plus $5 million in expense reimbursements, plus the profit sharing rights relating to the manufactured housing business, were allowed to participate in the auction. The auction, which commenced on February 28, 2003, promptly adjourned, and was continued to March 4, 2003, ultimately concluding the morning of March 5, 2003.

       At the auction, CFC, with the assistance of its advisors, analyzed each of the bids presented and determined that CFN's bid of $970 million in cash, plus the assumption of certain liabilities, represented the highest and best bid. The terms of the sale included an option for CFC to sell the assets of Mill Creek Bank, Inc. ("Mill Creek Bank", formerly known as Conseco Bank, Inc.) to General Electric Capital Corporation ("GE") for approximately $310 million in cash, plus certain assumed liabilities, which option, if exercised, would provide CFN with a credit of $270 million to its $970 million bid.

       On March 6, 2003, CFC received an offer from Berkadia Equity Holdings, L.L.C. ("Berkadia") that purported to be a bid in the recently concluded auction. Concurrently therewith, Berkadia filed an objection to the sale that the Bankruptcy Court heard, and summarily dismissed, on March 7, 2003. After further negotiations during the March 7-14, 2003 period, CFN and GE significantly increased the amount of cash to be paid for the CFC Assets. Ultimately, each of the major constituencies, including the CFC Committee, the Ad Hoc Securitization Holders' Committee, U.S. Bank as securitization trustee for the certificate holders of certain lower-rated securities that are senior in payment priority to the interest-only securities (the "B-2 securities"), and Federal National Mortgage Association, as a major B-2 securities certificate holder, agreed to support the sale of CFC Assets to CFN and GE. The total value to be received as part of the transactions with CFN and GE upon closing is expected to be approximately $1.3 billion, representing approximately $1.1 billion in cash and approximately $200 million in assumed liabilities, subject to certain purchase price adjustments. On March 14, 2003, the Bankruptcy Court entered orders approving the terms of the sale of the CFC Assets free and clear of all liens to each of CFN and GE. The closing of the sale of the CFC Assets is subject to various closing conditions, but is currently expected to occur in the second quarter of 2003.

       Overall, CFC is seeking to maximize the value obtainable from all restructuring transactions it contemplates as part of its Chapter 11 filing. However, there can be no assurance that any such transaction will be completed. Moreover, if such a transaction is completed, no proceeds resulting therefrom will be available to satisfy any creditors, other than creditors, of CFC or parties with a security interest in CFC's assets.

       3. BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all prepetition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as "liabilities subject to compromise" at the estimated amount of allowable claims.

       Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganizational items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or when it is probable that it will be an allowed claim. During 2002, the Company recognized a charge of $14.4 million associated with the Chapter 11 Cases for fees payable to professionals to assist with the filing of the Chapter 11 Cases.

       The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of Conseco as a going concern is contingent upon our ability to obtain confirmation of the Plan, our ability to return to profitability, generate sufficient cash flows from operations, obtain financing sources to meet our future obligations and many other

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

issues, ongoing other bankruptcy considerations and risks related to our business and financial condition. These matters raise substantial doubt about Conseco's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, our Plan will materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of a reorganization under Chapter 11 of the Bankruptcy Code.

       As described in the note entitled "Discontinued Finance Business - Planned Sale of CFC", CFC is being accounted for as a discontinued operation.

       During the third quarter of 2002, Conseco entered into an agreement to sell Conseco Variable Insurance Company ("CVIC"), its wholly owned subsidiary and the primary writer of its variable annuity products. The sale was completed in October 2002. The operating results of CVIC have been reported as discontinued operations in all periods presented in the accompanying consolidated statement of operations. See the note to the consolidated financial statements entitled "Financial Information Regarding CVIC."

       During 2001, we stopped renewing a large portion of our major medical lines of business. These lines of business are referred to herein as the "major medical business in run-off". These actions had a significant effect on the Company's operating results during 2001 and 2000. These lines had pre-tax losses of $130.3 million in 2001 (including a write off of $77.4 million of the cost of policies produced and the cost of policies purchased related to this business that is not recoverable) and $51.3 million in 2000.

       On July 31, 2001, we completed the acquisition of ExlService.com, Inc. ("Ex1"), a firm that specializes in customer service and backroom outsourcing with operations in India. We issued 3.4 million shares of our common stock in exchange for Ex1's common stock. The total value of the transaction was $52.1 million. The Conseco Board of Directors (without Gary C. Wendt, the Company's former Chief Executive Officer, voting) approved the transaction, after receiving the recommendation of a special committee of outside directors. Mr. Wendt was one of the founders of Exl. Mr. Wendt and his wife owned 20.3 percent of Exl and his other relatives owned an additional 9.4 percent. Mr. Wendt and his wife received 692,567 shares of Conseco common stock in the transaction (worth approximately $9.7 million at the time the agreement was negotiated). However, these shares were restricted until Conseco recovered its $52.1 million acquisition price through cost savings achieved by transferring work to Exl and/or pre-tax profits from services provided to third parties by Exl. The shares also become unrestricted upon a change of control of 51 percent of the outstanding shares of Conseco common stock. In November 2002, the Company completed the sale of Exl and recognized a loss of $20.0 million on the transaction. The Company had previously written off a significant portion of the value of this investment in conjunction with the impairment charge related to goodwill pursuant to the Company's adoption of SFAS 142 (as defined in the following paragraph). Since Conseco did not recover the acquisition price prior to its sale of Exl, the shares held by Mr. Wendt and his wife remain restricted.

       Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") eliminated the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001 and also changed the criteria used to recognize intangible assets apart from goodwill. We were required to apply these rules in accounting for the Exl acquisition. Pursuant to these rules, in the Exl acquisition Conseco acquired: (i) goodwill with a value of $38.6 million, which had an indeterminate life; and (ii) other intangible assets with a value of $7.5 million, which were expected to have an average life of approximately 5 years. Pursuant to SFAS 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") described below under "Recently Issued Accounting Standards", this goodwill was not amortized but was subject to annual impairment tests, effective January 1, 2002.

       The accompanying financial statements include the accounts of the Company and all of its wholly owned insurance subsidiaries. Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 2001 and 2000 consolidated financial statements and notes to conform with the 2002 presentation. These reclassifications have no effect on net income (loss) or shareholders' equity (deficit).

       For certain other special purpose entities related to our investment portfolio, we consider the requirements of Emerging Issues Task Force Issue Topic D-14, "Transactions Involving Special-Purpose Entities" ("EITF D-14") in determining whether to consolidate such entities. We consolidate such entities if: (i) an independent third party has not made a substantial capital investment in the entity; (ii) such independent third party does not control the activities of the entity; and (iii) the independent party does not retain substantial risks and rewards of the special purpose entity's assets. See the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following summary explains the significant accounting policies we use to prepare our financial statements. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA") and the Securities and Exchange Commission (the "SEC").

       Investments

       Fixed maturities are securities that mature more than one year after issuance and include bonds, certain notes receivable and redeemable preferred stock. Fixed maturities that we may sell prior to maturity are classified as actively managed and are carried at estimated fair value, with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity (deficit). Fixed maturity securities that we intend to sell in the near term are classified as trading and included in other invested assets. We include any unrealized gain or loss on trading securities in net realized investment losses.

       Retained interests in securitization trusts represent the right to receive certain future cash flows from securitization transactions structured prior to our September 8, 1999 announcement (see "Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights" below). Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry retained interests at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We determine the appropriate discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. The discount rate was 16 percent at December 31, 2002 and December 31, 2001. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations. See the note to the consolidated financial statements entitled "Financial Information Regarding CFC" for additional discussion of gain on sale of receivables and interest-only securities.

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

       Venture capital investment in AT&T Wireless Services, Inc. ("AWE") is carried at fair value, with changes in such value recognized as venture capital investment income (loss). In 2002, we sold 10.3 million shares of AWE common stock which generated proceeds of $75.7 million. At December 31, 2002, we held
4.1 million shares of AWE common stock with a value of $25 million. The market values of AWE common stock and other companies in AWE's business sector have declined significantly in recent periods. We recognized venture capital investment losses of $99.3 million, $42.9 million and $199.5 million in 2002, 2001 and 2000, respectively, related to this investment.

       Other invested assets include: (i) trading securities; (ii) Standard & Poor's 500 Index Call Options ("S&P 500 Call Options"); and (iii) certain non-traditional investments. Trading securities are carried at market value with the change in value recognized as a charge to net income (loss). These securities are expected to be sold in the near term or relate to our multibucket annuity products as described under "Multibucket Annuity Product" below. We carry the S&P 500 Call Options at estimated fair value as further described below under "Accounting for Derivatives". Non-traditional investments include investments in certain limited partnerships and promissory notes; we account for them using either the cost method, or for investments in partnerships, the equity method.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

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

       We regularly evaluate all of our investments based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's fair value that is other than temporary, we treat it as a realized loss and reduce the cost basis of the security to its estimated fair value.

       Cash and Cash Equivalents

       Cash and cash equivalents include commercial paper, invested cash and other investments purchased with original maturities of less than three months. We carry them at amortized cost, which approximates estimated fair value.

       Finance Receivables

       Finance receivables relate to the business of CFC and include manufactured housing, home equity, home improvement, retail credit and floor plan loans. CFC carries finance receivables at amortized cost, net of an allowance for credit losses.

       CFC defers fees received and costs incurred when it originates finance receivables. CFC amortizes deferred fees, costs, discounts and premiums over the estimated lives of the receivables. CFC includes such deferred fees or costs in the amortized cost of finance receivables.

       CFC generally stops accruing investment income on finance receivables after three consecutive months of contractual delinquency.

       Finance receivables transferred to securitization trusts in transactions structured as securitized borrowings are classified as finance receivables - securitized. These receivables are held as collateral for the notes issued to investors in the securitization trusts. Finance receivables held by CFC that have not been securitized are classified as finance receivables.

       Provision for Losses

       The provision for credit losses charged to expense is related to the business of CFC. This expense is based upon an assessment of current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, and other relevant factors. In management's opinion, the provision is sufficient to maintain the allowance for credit losses at a level that adequately provides for losses inherent in the portfolio.

       CFC reduces the carrying value of finance receivables to net realizable value at the earlier of: (i) six months of contractual delinquency; or (ii) when it takes possession of the property securing the finance receivable.

       In addition, during 2002, 2001 and 2000, we established additional provisions for losses related to our guarantees of bank loans and the related interest loans to approximately 155 current and former directors, officers and key employees for the purchase of Conseco common stock (see the note to the consolidated financial statements entitled "Other Disclosures" for additional information on this provision).

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

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

       When we replace an existing insurance contract with another insurance contract with substantially different terms, all unamortized cost of policies produced related to the replaced contract is immediately written off. When we replace an existing insurance contract with another insurance contract with substantially similar terms, we continue to defer the cost of policies produced associated with the replaced contract. Such costs related to the replaced contracts which continue to be deferred were $7.6 million, $10.0 million and $5.6 million in 2002, 2001 and 2000, respectively.

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

       Goodwill

       Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. We adopted SFAS 142 effective January 1, 2002, as further described under the caption "Cumulative Effect of Accounting Change and Goodwill Impairment". Prior to the adoption of SFAS 142, our analysis of acquired businesses indicated that the anticipated ongoing cash flows from the earnings of the purchased businesses extended beyond the maximum 40-year period allowed for goodwill amortization. Accordingly, for periods prior to 2002, we amortized goodwill on a straight-line basis generally over a 40-year period. Pursuant to GAAP in effect at December 31, 2001, we had determined that goodwill was fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If we had determined that the undiscounted projected cash flows no longer supported the recoverability of goodwill over the remaining amortization period, we would have reduced its carrying value with a corresponding charge to expense or shortened the amortization period. Cash flows considered in such an analysis were those of the business acquired, if separately identifiable, or the product line that acquired the business, if such earnings were not separately identifiable.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

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

       In addition, we hold investments in a trust for the benefit of the purchasers of certain products of our asset management subsidiary; this amount is offset by a corresponding liability account, the value of which fluctuates in relation to changes in the values of these investments. Because we hold the residual interests in the cash flows from the trust and actively manage its investments, we are required to include the accounts of the trust in our consolidated financial statements. We record the fees earned for investment management and other services provided to the trust as fee revenue. See the caption "Brickyard Trust" in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for further information on these investments.

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

       Liabilities Related to Certificates of Deposit

       These liabilities relate to the certificates of deposits issued by the bank subsidiaries of CFC. The liability and interest expense account are also increased for the interest which accrues on the deposits. At December 31, 2002 and 2001, the weighted average interest crediting rate on these deposits was 3.5 percent and 4.7 percent, respectively.

       Reinsurance

       In the first quarter of 2002, we completed a reinsurance agreement pursuant to which we ceded 80 percent of the inforce traditional life business of our subsidiary, Bankers Life & Casualty Company, to Reassure America Life Insurance Company (rated A++ by A.M. Best). The total insurance liabilities ceded pursuant to the contract were approximately $400 million. The reinsurance agreement and the related dividends of $110.5 million were approved by the appropriate state insurance departments and the dividends were paid to CNC. The ceding commission approximated the amount of the cost of policies purchased and cost of policies produced related to the ceded business.

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

       In the normal course of business, we seek to limit our exposure to loss on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. If any reinsurer could not meet its obligations, the Company would assume the liability. The likelihood of a material loss being incurred as a result of the failure of one of our reinsurers is considered remote. The cost of reinsurance is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $327.8 million,

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

$249.4 million and $237.2 million in 2002, 2001 and 2000, respectively. A receivable is recorded for the reinsured portion of insurance policy benefits paid and liabilities for insurance products. Reinsurance recoveries netted against insurance policy benefits totaled $323.6 million, $201.3 million and $273.2 million in 2002, 2001 and 2000, respectively.

       From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance premiums assumed totaled $78.7 million, $146.0 million and $300.5 million in 2002, 2001 and 2000, respectively.

       Income Taxes

       Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting bases of assets and liabilities and net operating loss carryforwards. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the periods in which temporary differences become deductible and net operating loss carryforwards expire. As of December 31, 2002, a valuation reserve of $1.7 billion has been provided as the realization of the net deferred tax asset is uncertain.

       Investment Borrowings

       As part of our investment strategy, we may enter into reverse repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that, with dollar rolls, the repurchase involves securities that are substantially the same as the securities sold (rather than being the same security). Such borrowings averaged $1,155.8 million during 2002 and $927.0 million during 2001. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 1.3 percent and 3.3 percent in 2002 and 2001, respectively. The primary risk associated with short-term collateralized borrowings is that a counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (such excess was not material at December 31, 2002). We believe the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that the counterparty risk is minimal.

       Liabilities Subject to Compromise

       Under the Bankruptcy Code, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other prepetition contractual obligations may not be enforced against the Debtors. We have received approval from the Court to pay certain prepetition liabilities including employee salaries and wages, benefits and other employee obligations. All other prepetition liabilities have been classified as "liabilities subject to compromise" in the December 31, 2002 consolidated balance sheet.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       The following table summarizes the components of the liabilities included in the line "liabilities subject to compromise" in our consolidated balance sheet as of December 31, 2002 (dollars in millions):

Other liabilities
    Liability for guarantee of bank loans to current and former directors, officers and key employees to purchase
       CNC common stock................................................   $  480.8
    Interest payable...................................................      171.6
    Accrual for distributions on Company-obligated mandatorily
       redeemable preferred securities of subsidiary trusts............       90.1
    Liability for litigation...........................................       41.8
    Liability for retirement benefits pursuant to executive
       employment agreements...........................................       22.6
    Liability for deferred compensation................................        2.3
    Other payables.....................................................        7.0
                                                                          --------

       Total other liabilities subject to compromise...................      816.2

Notes payable - direct corporate obligations...........................    4,057.1
                                                                          --------

       Total liabilities subject to compromise.........................   $4,873.3
                                                                          ========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       The following table summarizes condensed consolidating financial information segregating such information between the Debtors and non-Debtor subsidiaries.

          Condensed Consolidating Balance Sheet as of December 31, 2002
                              (Dollars in millions)

                                                                   Conseco and     Subsidiaries                  Conseco, Inc.
                                                                 subsidiaries in      not in                   and subsidiaries
                                                                 reorganization   reorganization   Eliminations   consolidated
                                                                 --------------   --------------   ------------   ------------

                                     ASSETS
Cash and cash equivalents.......................................    $    41.5        $ 1,227.4      $     -       $ 1,268.9
Investments.....................................................          5.9         21,777.8            -        21,783.7
Investment in wholly-owned subsidiaries
    (eliminated in consolidation)...............................      5,521.5          1,239.0       (6,760.5)         -
Receivable from affiliates
    (eliminated in consolidation)...............................      1,280.3          1,153.7       (2,434.0)         -
Income tax assets...............................................         77.8             23.7            -           101.5
Other assets....................................................         66.8          5,663.8            -         5,730.6
Assets of discontinued operations...............................     17,624.3             -               -        17,624.3
                                                                    ---------        ---------      ---------     ---------

          Total assets..........................................    $24,618.1        $31,085.4      $(9,194.5)    $46,509.0
                                                                    =========        =========      =========     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
    Liabilities for insurance and asset accumulation products...    $    -           $22,797.1      $     -       $22,797.1
    Payables to subsidiaries (eliminated in consolidation)......          4.8          1,298.3       (1,303.1)          -
    Other liabilities...........................................         -             1,343.2                      1,343.2
    Liabilities of discontinued operations......................     17,624.3             -              -         17,624.3
    Liabilities subject to compromise...........................      4,873.3             -              -          4,873.3
    Affiliated liabilities subject to compromise................      1,177.4             -          (1,177.4)         -
                                                                    ---------        ---------      ---------     ---------


          Total liabilities.....................................     23,679.8         25,438.6       (2,480.5)     46,637.9
                                                                    ---------        ---------      ---------     ---------

Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.......................................      1,921.5             -               -         1,921.5

Shareholders' equity (deficit):
    Preferred stock.............................................      1,644.7             -          (1,143.0)        501.7
    Common stock and additional paid-in capital (no par value,
       1,000,000,000 shares authorized, shares issued and
       outstanding: 2002 - 346,007,133; 2001 - 344,743,196).....      3,497.3          6,393.4       (6,393.7)      3,497.0
    Accumulated other comprehensive income (loss)...............        580.6            470.0         (470.0)        580.6
    Retained earnings (deficit).................................     (6,705.8)        (1,216.6)       1,292.7      (6,629.7)
                                                                    ----------       ---------      ---------     ---------

          Total shareholders' equity (deficit)..................       (983.2)         5,646.8       (6,714.0)     (2,050.4)
                                                                    ---------        ---------      ---------     ---------

          Total liabilities and shareholders' equity (deficit)..    $24,618.1        $31,085.4      $(9,194.5)    $46,509.0
                                                                    =========        =========      =========     =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


                 Condensed Consolidating Statement of Operations
                      for the year ended December 31, 2002
                              (Dollars in millions)

                                                                   Conseco and     Subsidiaries                  Conseco, Inc.
                                                                 subsidiaries in      not in                   and subsidiaries
                                                                 reorganization   reorganization   Eliminations  consolidated
                                                                 --------------   --------------   ------------  ------------
Revenues:
    Insurance policy income.......................................   $    -         $3,602.3         $    -       $ 3,602.3
    Net investment income.........................................        2.4        1,439.8              -         1,442.2
    Net investment income from venture capital investments........      (67.1)         (32.2)             -           (99.3)
    Dividends from subsidiaries...................................      276.0            -             (276.0)          -
    Fee and interest income - affiliated..........................       65.5           58.5           (124.0)          -
    Net investment losses.........................................        -           (597.0)             -          (597.0)
    Fee revenue and other income..................................        1.5           68.6              -            70.1
                                                                     --------       --------         --------     ---------

          Total revenue...........................................      278.3        4,540.0           (400.0)      4,418.3
                                                                     --------       --------         --------     ---------

Expenses:
    Insurance policy benefits.....................................        -          3,332.5              -         3,332.5
    Interest expense on notes payable.............................      326.2           36.9              -           363.1
    Interest expense on notes payable - affiliated................        8.4           48.8            (57.2)          -
    Provision for loss............................................      147.2           63.6              -           210.8
    Amortization..................................................        -            822.9              -           822.9
    Operating costs and expenses - affiliated.....................       17.5           32.2            (49.7)          -
    Operating costs and expenses..................................       74.2          637.9              -           712.1
    Goodwill impairment...........................................        -            500.0              -           500.0
    Special charges...............................................       30.5           66.0              -            96.5
    Reorganization items, net.....................................       14.4            -                -            14.4
                                                                     --------       --------         --------     ---------

          Total expenses..........................................      618.4        5,540.8           (106.9)      6,052.3
                                                                     --------       --------         --------     ---------

          Loss before income taxes, equity in undistributed
             earnings of subsidiaries, distributions on Company-
             obligated mandatorily redeemable preferred securities
             of subsidiary trusts, discontinued operations,
             extraordinary gain and cumulative effect of
             accounting change....................................     (340.1)      (1,000.8)          (293.1)     (1,634.0)

    Income tax expense expense (benefit):
       Tax (benefit) expense on period income ....................      (49.3)         102.4              -            53.1
       Valuation allowance for deferred tax assets................      811.2            -                -           811.2
                                                                     --------       --------         --------     ---------

             Loss before equity in undistributed earnings of
             subsidiaries, distributions on Company-obligated
             mandatorily redeemable preferred securities of
             subsidiary trusts, discontinued operations,
             extraordinary gain and cumulative effect of
             accounting change (eliminated in consolidation)......   (1,102.0)      (1,103.2)          (293.1)     (2,498.3)

       Equity in undistributed earnings of subsidiaries before
          discontinued operations, extraordinary charge and
          cumulative effect of accounting change
          (eliminated in consolidation)...........................   (4,298.2)           -            4,298.2           -
                                                                     --------       --------         --------     ---------


                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


                 Condensed Consolidating Statement of Operations
                for the year ended December 31, 2002 (Continued)
                              (Dollars in millions)

                                                                   Conseco and     Subsidiaries                  Conseco, Inc.
                                                                 subsidiaries in      not in                   and subsidiaries
                                                                 reorganization   reorganization   Eliminations  consolidated
                                                                 --------------   --------------   ------------  ------------

             Loss before distributions on Company-obligated
               mandatorily redeemable preferred securities of
               subsidiary trusts, discontinued operations,
               extraordinary gain and cumulative effect
               of accounting change...............................   (5,400.2)      (1,103.2)         4,005.1      (2,498.3)

    Distributions on Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts..................      173.2           -                -            173.2
                                                                    ---------      ---------         --------     ---------

       Loss before discontinued operations, extraordinary gain
         and cumulative effect of accounting change...............   (5,573.4)      (1,103.2)         4,005.1      (2,671.5)

    Discontinued operations of subsidiaries, net of income tax....   (1,961.6)        (253.5)            (8.0)     (2,223.1)
    Extraordinary gain on extinguishment of debt,
       net of income taxes:
         Parent company...........................................        1.8            -                -             1.8
         Subsidiary...............................................        6.3            -                -             6.3
     Cumulative effect of accounting change of subsidiaries, net of
       income taxes...............................................       (0.8)      (2,948.4)             -        (2,949.2)
                                                                    ---------      ---------         --------     ----------

         Net loss.................................................   (7,527.7)      (4,305.1)         3,997.1      (7,835.7)

    Preferred stock dividends.....................................        2.1            -                -             2.1
    Preferred stock dividends - affiliated........................       60.7            -              (60.7)          -
                                                                    ---------      ---------         --------     ---------


         Loss applicable to common stock..........................  $(7,590.5)     $(4,305.1)        $4,057.8     $(7,837.8)
                                                                    =========      =========         ========     =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


                 Condensed Consolidating Statement of Cash Flows
                      for the year ended December 31, 2002
                              (Dollars in millions)

                                                                   Conseco and     Subsidiaries                  Conseco, Inc.
                                                                 subsidiaries in      not in                   and subsidiaries
                                                                 reorganization   reorganization   Eliminations  consolidated
                                                                 --------------   --------------   ------------  ------------

    Net cash provided (used) by operating activities..............   $   395.2      $  982.3        $(81.8)     $1,295.7
    Net cash provided by investing activities.....................     2,555.7       1,119.5        (266.2)      3,409.0
    Net cash used by financing activities.........................    (3,455.1)     (3,389.5)        348.0      (6,496.6)
                                                                     ---------      --------        ------      --------

    Net increase (decrease) in cash and cash equivalents..........      (504.2)     (1,287.7)          -        (1,791.9)
    Cash and cash equivalents, beginning of year..................       545.7       2,515.1           -         3,060.8
                                                                     ---------      --------        ------      --------

       Cash and cash equivalents, end of year.....................   $    41.5      $1,227.4        $  -        $1,268.9
                                                                     =========      ========        ======      ========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       Subject to certain limited exceptions, the Bankruptcy Court established a bar date of February 21, 2003, for all prepetition claims against the Debtors. A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Debtors have notified all known or potential claimants subject to the February 21, 2003, bar date of their need to file a proof of claim with the Bankruptcy Court.

       Approximately 9,000 proofs of claim have been filed in connection with the February 21, 2003, bar date, and the Debtors have begun reconciling claims that differ from their records. Any remaining differences that cannot be resolved by negotiated agreement between the Debtors and the claimants will be resolved by the Bankruptcy Court.

       Certain creditors have filed claims substantially in excess of amounts reflected in the Debtors' records. Consequently, the amount included in the consolidated balance sheet at December 31, 2002, as liabilities subject to compromise may be adjusted.

       Use of Estimates

       When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, retained interest in securitization trusts (including interest-only securities and B-2 securities), certain investments, servicing rights, assets and liabilities related to income taxes, goodwill, liabilities for insurance and asset accumulation products, the guarantee liability related to interests in securitizations, liabilities related to litigation, guaranty fund assessment accruals, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables and liabilities related to guarantees of bank loans and the related interest loans to certain current and former directors, officers and key employees, gain on sale of finance receivables and allowance for credit losses on finance receivables. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

       Accounting for Derivatives

       Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the participation rate) over an annual period. At the beginning of each policy year, a new index period begins. The Company is able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. Option costs that are attributable to benefits provided were $97.5 million, $119.0 million and $123.9 million during 2002, 2001 and 2000, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $(3.0) million, $4.8 million and $12.9 million in 2002, 2001 and 2000, respectively. Such amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $32.8 million and $49.8 million at December 31, 2002 and 2001, respectively. We classify such instruments as other invested assets. The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). The Company records the change in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products" was $274.0 million and $491.2 million at December 31, 2002 and 2001, respectively.

       On June 29, 2001, we entered into interest rate swap agreements to convert the fixed rate on our senior notes (10.75 percent) to a variable rate based on LIBOR plus 4.75 percent. In accordance with the requirements of SFAS 138, the change in the fair value of the interest rate swap and the gain or loss on the hedged senior notes attributable to the hedged interest rate risk were recorded in current-period earnings. Because the terms of the interest rate swap agreements substantially matched the terms of the senior notes, the gain or loss on the swap and the senior notes was generally equal and offsetting (although the effective interest rate on our debt was affected).

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

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

       In October 2001, we also entered into new interest rate swap agreements to replace the terminated agreements which convert the fixed rate on our 10.75% senior notes to a variable rate based on LIBOR plus 5.7525 percent. At December 31, 2001, "notes payable-direct corporate obligations" was decreased by $13.5 million to reflect the estimated fair value of such interest rate swap agreements. Such interest rate swap agreements were terminated in April 2002 generating cash proceeds of $3.5 million. Such amount represented $11.9 million of cash due to the Company pursuant to the terms of the swaps, net of $8.4 million which represented the fair value of the interest rate swaps on the date of termination. The $8.4 million will be amortized as additional interest expense over the remaining life of our senior notes.

       In the past, we have used interest-rate swaps to hedge the interest rate risk associated with our borrowed capital. These agreements were terminated during 2000. We realized a net investment loss of $38.6 million (net of an income tax benefit of $20.6 million) related to such terminations during 2000.

       The Company entered into a forward sale contract related to a portion of its venture capital investment in AWE. Such contract was carried at market value, with the change in such value being recognized as venture capital income
(loss). The value of the derivative fluctuated in relation to the AWE common stock it related to. In the third quarter of 2002, we agreed with the counterparties to unwind the forward sale contract. The net effect of unwinding the forward purchase contract resulted in a small gain.

       If the counterparties for the derivatives we hold fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2002, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

       Multibucket Annuity Product

       The Company's multibucket annuity is a fixed annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is included in investment income which is substantially offset by the change in insurance policy benefits for these products.

       Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights

       Subsequent to September 8, 1999, CFC generally structured its securitizations in a manner that required them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on CFC's balance sheet pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). The ratings downgrades and other events that followed the Company's August 9, 2002, announcement, eliminated CFC's access to the securitization markets.

       For securitizations structured prior to September 8, 1999, CFC accounted for the transfer of finance receivables as sales. In accordance with GAAP, CFC recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. CFC determined such carrying value by allocating the carrying value of the finance receivables between the portion sold and the interests retained (generally interest-only securities, servicing rights and, in some instances, other subordinated securities), based on each portion's relative fair values on the date of the sale.

       CFC amortizes the servicing rights it retains after the sale of finance receivables in proportion to, and over the estimated period of, net servicing income.

       CFC evaluates servicing rights for impairment on an ongoing basis, stratified by product type and securitization period. To the extent that the recorded amount exceeds the fair value for any strata, CFC establishes a valuation allowance through a charge to

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

earnings. If CFC determines, upon subsequent measurement of the fair value of these servicing rights, that the fair value equals or exceeds the amortized cost, any previously recorded valuation allowance would be deemed unnecessary and restored to earnings.

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

       Retained interests in securitization trusts. These assets relate to the business of CFC. Management of CFC discounts future expected cash flows over the expected life of the receivables sold using current estimates of future prepayment, default, loss severity and interest rates. They consider any potential payments related to the guarantees of certain lower-rated securities issued by the securitization trusts in the projected cash flows used to determine the value of CFC's retained interests in securitization trusts.

       Venture capital investment in AWE. We carry this investment at estimated fair value based on quoted market prices.

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

       Finance receivables. These assets relate to the business of CFC. The estimated fair value of finance receivables, including those that have been securitized, is determined based on general market transactions which establish values for similar loans.

       Insurance liabilities for interest-sensitive products. We discount future expected cash flows based on interest rates currently being offered for similar contracts with similar maturities.

       Liabilities related to certificates of deposit. These assets relate to the business of CFC. Management of CFC estimates the fair value of these liabilities using discounted cash flow analyses based on current crediting rates. Since crediting rates are generally not guaranteed beyond one year, market value approximates carrying value.

       Investment borrowings and notes payable. For publicly traded debt, we use current market values. For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

       Trust Preferred Securities. We use quoted market prices.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------



       Here are the estimated fair values of our financial instruments:

                                                                            2002                           2001
                                                                 -----------------------       --------------------------
                                                                 Carrying          Fair        Carrying            Fair
                                                                  Amount           Value        Amount             Value
                                                                                  (Dollars in millions)
Financial assets:
   Actively managed fixed maturities..........................  $19,417.4        $19,417.4       $21,818.5       $21,818.5
   Retained interests in securitization trusts (a)............        -                -             710.1           710.1
   Equity securities .........................................      156.0            156.0           227.0           227.0
   Mortgage loans.............................................    1,308.3          1,335.7         1,228.0         1,210.7
   Policy loans...............................................      536.2            536.2           635.8           635.8
   Venture capital investment in AT&T Wireless
     Services, Inc............................................       25.0             25.0           155.3           155.3
   Other invested assets......................................      340.8            340.8           292.4           292.4
   Cash and cash equivalents..................................    1,268.9          1,268.9         3,060.8         3,060.8
   Finance receivables (including finance
     receivables-securitized) (a).............................        -                -          18,009.2        18,376.7

Financial liabilities:
   Insurance liabilities for interest-sensitive products (b)..   13,469.5         13,469.5        15,787.7        15,787.7
   Liabilities related to certificates of deposit (a).........        -                -           1,790.3         1,790.3
   Guarantee liability related to interests in securitization
     trusts held by others (a)................................        -                -              39.9            39.9
   Investment borrowings......................................      669.7            669.7         2,242.7         2,242.7
   Notes payable:
     Corporate (c)............................................        -                -           4,085.0         2,863.5
     Finance (a)..............................................        -                -           2,527.9         2,455.2
     Related to securitized finance receivables structured
       as collateralized borrowings (a).......................        -                -          14,484.5        14,774.3
   Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts................    1,921.5              9.7         1,914.5         1,206.5

--------------------
   (a) These accounts relate to the business of CFC, which are classified as discontinued operations at December 31, 2002. See "Basis of Presentation" above.

   (b) The estimated fair value of the liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2002 and 2001. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for interest-sensitive products. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.

   (c) At December 31, 2002, corporate notes payable are classified as liabilities subject to compromise as such amounts may be subject to adjustment.

       Cumulative Effect of Accounting Change and Goodwill Impairment

       The FASB issued SFAS 142, in June 2001. Under the new rule, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequently under certain circumstances), effective January 1, 2002. The Company has determined that all of its goodwill has an indefinite life and is therefore subject to the new rules.

       Pursuant to SFAS 142, the goodwill impairment test has two steps. For Conseco, the first step consisted of comparing the estimated fair value of each of the business units comprising our insurance segment to the unit's book value. Since all of our goodwill relates to the insurance segment (which is also a reportable segment), the goodwill impairment test is not relevant to the finance

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

business. If the estimated fair value exceeds the book value, the test is complete and goodwill is not impaired. If the fair value is less than the book value, the second step of the impairment test must be performed, which compares the implied fair value of the applicable business unit's goodwill with the book value of that goodwill to measure the amount of goodwill impairment, if any.

       Pursuant to the transitional rules of SFAS 142, we completed the two-step impairment test during 2002 and, as a result of that test, we recorded the cumulative effect of the accounting change for the goodwill impairment charge of $2,949.2 million. The impairment charge is reflected in the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002. Subsequent impairment tests will be performed on an annual basis, or more frequently if circumstances indicate a possible impairment. Subsequent impairment charges are classified as an operating expense. As described below, the Company performed additional impairment tests in 2002, as a result of circumstances which indicated a possible impairment.

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

       In connection with our negotiations with debt holders, we retained an outside actuarial consulting firm to assist in valuing our insurance subsidiaries. That valuation work and our internal evaluation were used in performing the additional impairment tests that resulted in an impairment charge to goodwill of $500.0 million. The charge is reflected in the line item entitled "Goodwill impairment" in our consolidated statement of operations for the year ended December 31, 2002. The most significant changes made to the January 1, 2002 valuation that resulted in the additional impairment charge were: (i) reduced estimates of projected future sales of insurance products; (ii) increased estimates of future policyholder redemptions and lapses; and (iii) a higher discount rate to reflect the current rates used by the market to value life insurance companies. Management believes that the assumptions and estimates used are reasonable given all available facts and circumstances. However, if projected cash flows are not realized in the future, we may be required to recognize additional impairments.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001, are as follows:

                                                                                 2002        2001
                                                                                 ----        ----
                                                                              (Dollars in millions)

Goodwill balance, beginning of year.........................................  $ 3,695.4     $3,800.8
Amortization expense........................................................        -         (109.6)
Cumulative effect of accounting change......................................   (2,949.2)         -
Impairment charge...........................................................     (500.0)         -
Reduction of tax valuation contingencies established at acquisition date
    for acquired companies..................................................     (146.2)         -
Goodwill related to the acquisition of ExlServices, Inc.....................        -           46.1
Goodwill related to businesses sold.........................................        -          (41.9)
                                                                              ---------     --------

Goodwill balance, end of year...............................................  $   100.0     $3,695.4
                                                                              =========     ========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       In accordance with SFAS 142, we discontinued the amortization of goodwill expense effective January 1, 2002. The following information summarizes the impact of goodwill amortization on income before discontinued operations, extraordinary gain (loss) and cumulative effect of accounting change; net income; and the respective earnings per share amounts for the periods presented in our consolidated statement of operations for periods prior to January 1, 2002:

                                                                                                      2001         2000
                                                                                                     -----         ----
                                                                                        (Dollars in millions, except per share data)
Reported loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change...................................      $(316.4)     $  (749.0)
Add back:  goodwill amortization..............................................................       108.2          108.5
                                                                                                   -------      ---------
Adjusted loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change....................................     $(208.2)     $  (640.5)
                                                                                                   =======      =========

Reported net loss applicable to common stock.................................................      $(418.7)     $(1,202.2)
Add back:  goodwill amortization..............................................................       109.6          112.5
                                                                                                     -----      ---------
Adjusted net loss applicable to common stock..................................................     $(309.1)     $(1,089.7)
                                                                                                   =======      =========

Basic earnings per share:

Reported loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change....................................     $  (.97)     $   (2.34)
Add back:  goodwill amortization..............................................................         .32            .33
                                                                                                   -------      ---------
Adjusted loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change....................................     $  (.65)     $   (2.01)
                                                                                                   =======      =========

Reported net loss applicable to common stock..................................................     $ (1.24)     $   (3.69)
Add back:  goodwill amortization..............................................................         .32            .35
                                                                                                   -------      ---------
Adjusted net loss applicable to common stock..................................................     $  (.92)     $   (3.34)
                                                                                                   =======      =========

Diluted earnings per share:

Reported loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change...................................      $  (.97)     $   (2.34)
Add back:  goodwill amortization.............................................................          .32            .33
                                                                                                   -------      ---------
Adjusted loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change....................................     $  (.65)     $   (2.01)
                                                                                                   =======      =========

Reported net loss applicable to common stock.................................................      $ (1.24)     $   (3.69)
Add back:  goodwill amortization..............................................................         .32            .35
                                                                                                   -------      ---------
Adjusted net loss applicable to common stock..................................................     $  (.92)     $   (3.34)
                                                                                                   =======      =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       Pursuant to the transitional rules of SFAS 142, the cumulative effect of the accounting change for goodwill impairment is reflected in the consolidated financial statements for the quarter ended March 31, 2002. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002, has been restated to reflect the change as summarized below (dollars in millions, except per share data):

Net loss applicable to common stock, as reported................ $     (96.9)
Cumulative effect of accounting change..........................    (2,949.2)
                                                                 -----------

Net loss applicable to common stock, as adjusted................ $  (3,046.1)
                                                                 ===========

Net loss per common share:
Basic:
   Net loss, as reported........................................      $ (.28)
   Cumulative effect of accounting change.......................       (8.54)
                                                                      ------

   Net loss, as adjusted........................................      $(8.82)
                                                                      ======

Diluted:
   Net loss, as reported........................................      $ (.28)
   Cumulative effect of accounting change.......................       (8.54)
                                                                      ------

   Net loss, as adjusted........................................      $(8.82)
                                                                      ======


       During the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20").

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       We adopted the new accounting rule on July 1, 2000. The cumulative effect of the accounting change for periods prior to July 1, 2000 was a charge to the statement of operations of $55.3 million (net of an income tax benefit of $29.9 million), or $.17 per diluted share. The cumulative effect of the accounting change includes: (i) $45.5 million (net of an income tax benefit of $24.7 million) related to interest-only securities held by CFC; and (ii) $9.8 million (net of an income tax benefit of $5.2 million) related to other retained beneficial interests in securitized financial assets held by our insurance segment.

       Impairment Charge

     During 2002, 2001 and 2000, the retained interests held by CFC did not perform as well as anticipated. In addition, CFC's expectations regarding future economic conditions changed. Accordingly, CFC changed various underlying assumptions (including default, severity, credit loss, discount rate and servicing cost assumptions) related to the future performance of the underlying loans to be consistent with management's expectations. As a result, the expected future cash flows (including any potential payments related to the guarantees of certain lower-rated securities issued by the securitization trusts) from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes was reflected immediately in earnings as an impairment charge. In 2002, CFC recognized an impairment charge of $1,077.2 million related to its retained interests. CFC also recognized a $336.5 million increase in the valuation allowance related to its servicing rights as a result of the changes in assumptions in 2002. The valuation allowance related to the servicing rights increased as a result of changes to the expected future cost of servicing the finance receivables. The levels of delinquent and defaulting loans have caused servicing costs to increase. In addition, future servicing costs are expected to increase as the portfolio ages. In addition, CFC recognized impairment charges of: (i) $29.3 million to establish a valuation allowance for advances CFC was required to make to the securitization trusts which are potentially uncollectible; and (ii) $6.9 million to establish a liability of guarantee payments due to certain holders of lower-rated securities issued by the securitization trusts which CFC was unable to pay. In 2001, CFC recognized an impairment charge of $264.8 million ($171.3 million after the income tax benefit) related to its retained interests. CFC also recognized a $122.1 million ($79.1 million after the income tax benefit) increase in the valuation allowance related to its servicing rights as a result of the changes in assumptions in 2001. In 2000, the effect of the impairment charge and adjustments to the value of its retained interests totaled $515.7 million ($324.9 million after the income tax benefit) in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit).

       Recently Issued Accounting Standards

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires expanded disclosures for and, in some cases, consolidation of significant investments in variable interest entities ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46, a company is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46 defines primary beneficiary as the party which will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual returns, or both. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs acquired before February 1, 2003, the additional disclosure requirements are effective for financial statements issued after January 31, 2003 and the consolidation requirements must be applied not later than the fiscal year or interim period beginning after June 15, 2003.

       The Company has investments in various types of VIEs, some of which require additional disclosure under FIN 46, and several of which that will require consolidation under FIN 46. As further discussed in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities", certain of our investments in VIEs are already consolidated in our financial statements. We have identified one additional VIE investment in which we are the primary beneficiary and, accordingly, will require consolidation in our financial statements beginning with our September 30, 2003 financial statements. The additional liabilities, which will be recognized as a result of consolidating the VIE, do not represent claims on the general assets of the Company. Likewise, the additional assets, which will be recognized upon consolidation, are collateral for the additional recognized liabilities. Consequently, the adoption of the consolidation requirements of FIN 46 is not expected to have a material impact on our financial condition or results of operations. The note entitled "Investments in Variable Interest Entities" includes the expanded disclosures required by FIN 46.

       The FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") in November 2002. FIN 45 requires certain guarantees to be recognized as liabilities at fair value. In addition, it requires a guarantor to make new disclosures regarding its obligations. We implemented the new disclosure requirements as of December 31, 2002; see the note to the consolidated financial statements entitled "Other Disclosures." FIN 45's liability recognition requirement is effective on a prospective basis for guarantees issued or modified after December 31, 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

We do not expect that FIN 45 will materially impact the Company's results of operations or financial condition.

       The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") in June 2002. SFAS 146 addresses financial accounting and reporting for costs that are associated with exit and disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 is required to be used to account for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated prior to the adoption of SFAS 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company plans to adopt the provisions of SFAS 146 on January 1, 2003. We do not expect the initial adoption of SFAS 146 to have a material impact on the Company's consolidated financial statements.

       The FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") in April 2002. Under previous guidance all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS 145 also amends previous guidance to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This new guidance is effective for fiscal years beginning after May 15, 2002. We do not expect SFAS 145 to materially impact the Company's results of operations and financial position.

       The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company adopted this standard on January 1, 2002. We have followed this standard in determining when it is appropriate to recognize impairments on assets we have decided to sell as part of our efforts to raise cash. We have also followed this standard in determining that our variable annuity business line and CFC should be presented as discontinued operations in our consolidated financial statements (see the notes to the consolidated financial statements entitled "Financial Information Regarding CFC" and "Financial Information Regarding CVIC").

       The FASB issued SFAS 141 and SFAS 142 in June 2001. Under the new rules, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequently under certain circumstances), effective January 1, 2002. The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002 (see the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies" for additional discussion).

       The FASB issued SFAS 140 (which is a replacement for Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") and a related implementation guide in September 2000. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We did not need to make any significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001. We first adopted the SFAS 140 requirement for additional disclosures on securitization in our December 31, 2000, consolidated financial statements.

       SFAS 138 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We adopted SFAS 138 on January 1, 2001. The initial adoption of the new standard did not have a material impact on the Company's financial position or results of operations and there was no cumulative effect of an accounting change related to its adoption.

       Statement of Position No. 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" ("SOP 98-7") provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer risk. We adopted SOP 98-7 on January 1, 2000. The adoption did not have a material impact on the Company's consolidated financial condition or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       5. INVESTMENTS:

       At December 31, 2002, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:


                                                                                                   Gross       Gross       Estimated
                                                                                   Amortized     unrealized  unrealized       fair
                                                                                      cost         gains       losses         value
                                                                                      ----         -----       ------         -----
                                                                                                  (Dollars in millions)
Investment grade:
   Corporate securities........................................................... $10,529.0        $517.5      $293.9     $10,752.6
   United States Treasury securities and obligations of
     United States government corporations and agencies...........................     442.4          25.2         9.0         458.6
   States and political subdivisions..............................................     418.0          23.2          .9         440.3
   Debt securities issued by foreign governments..................................      83.3           7.3         -            90.6
   Mortgage-backed securities ....................................................   6,082.0         336.3         4.2       6,414.1
Below-investment grade (primarily corporate securities)...........................   1,435.1          17.1       191.0       1,261.2
                                                                                   ---------        ------      ------     ---------

     Total actively managed fixed maturities...................................... $18,989.8        $926.6      $499.0     $19,417.4
                                                                                   =========        ======      ======     =========

Equity securities.................................................................    $161.4          $4.5        $9.9        $156.0
                                                                                      ======          ====        ====        ======

       At December 31, 2001, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                                                   Gross       Gross       Estimated
                                                                                   Amortized     unrealized  unrealized       fair
                                                                                     cost          gains       losses         value
                                                                                     ----          -----       ------         -----
                                                                                                  (Dollars in millions)
Investment grade:
   Corporate securities........................................................... $12,827.2        $121.5      $501.1     $12,447.6
   United States Treasury securities and obligations of
     United States government corporations and agencies...........................     240.9          11.8         1.0         251.7
   States and political subdivisions..............................................     225.7           5.0         2.0         228.7
   Debt securities issued by foreign governments..................................     103.9           3.8          .9         106.8
   Mortgage-backed securities ....................................................   7,488.1          82.8        74.3       7,496.6
Below-investment grade (primarily corporate securities)...........................   1,537.0          15.2       265.1       1,287.1
                                                                                   ---------       -------      ------    ----------

     Total actively managed fixed maturities...................................... $22,422.8        $240.1      $844.4     $21,818.5
                                                                                   =========        ======      ======     =========

Equity securities.................................................................    $257.3          $6.0       $36.3        $227.0
                                                                                      ======          ====       =====        ======

       Accumulated other comprehensive income (loss) is primarily comprised of unrealized gains (losses) on actively managed fixed maturity investments. Such amounts, included in shareholders' equity (deficit) as of December 31, 2002 and 2001, were as follows:

                                                                                                        2002       2001
                                                                                                        ----       ----
                                                                                                     (Dollars in millions)

Unrealized gains (losses) on investments...........................................................    $448.1     $(816.0)
Adjustments to cost of policies purchased and cost of policies produced............................     (95.3)      133.9
Deferred income tax benefit........................................................................     249.6       249.6
Other..............................................................................................     (21.8)       (6.5)
                                                                                                       ------     -------

       Accumulated other comprehensive income (loss)...............................................    $580.6     $(439.0)
                                                                                                       ======     =======


                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       Concentration of Corporate Securities

       At December 31, 2002, our corporate securities (including below-investment grade) were concentrated in the following industries:

                                                                                     Percent of        Percent of
                                                                                      amortized         estimated
                                                                                       cost            fair value
                                                                                  --------------       ----------

Media and communications.........................................................         13.7%            13.5%
Financial institutions...........................................................         10.5             10.5
Bank/savings and loan............................................................         10.2             10.7
Electric utility.................................................................          9.0              9.0
Energy...........................................................................          8.2              8.8
Insurance .......................................................................          4.7              5.5

       With respect to our corporate securities, no other industry accounted for more than 5.0 percent of amortized cost or estimated fair value.

       Below-Investment Grade Securities

       At December 31, 2002, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $1,435.1 million, or 7.6 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,261.2 million, or 88 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the credit worthiness of the issuer of the securities. Recently a number of large highly leveraged issuers have experienced significant financial difficulties, which resulted in our recognition of other-than-temporary impairments. These impairments have had a material adverse effect on us.

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

       Contractual Maturity

       The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2002, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
                                                                                                   (Dollars in millions)

Due in one year or less......................................................................    $   160.0      $   162.0
Due after one year through five years........................................................      1,147.8        1,189.6
Due after five years through ten years.......................................................      4,094.7        4,228.8
Due after ten years..........................................................................      7,498.4        7,420.8
                                                                                                 ---------      ---------

    Subtotal.................................................................................     12,900.9       13,001.2
Mortgage-backed securities (a)...............................................................      6,088.9        6,416.2
                                                                                                 ---------      ---------

        Total actively managed fixed maturities .............................................    $18,989.8      $19,417.4
                                                                                                 =========      =========

--------------------
   (a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $6.9 million and $2.1 million, respectively.

       Net Investment Income

       Net investment income consisted of the following:

                                                                                          2002         2001         2000
                                                                                          ----         ----         ----
                                                                                               (Dollars in millions)

    Fixed maturities.................................................................   $1,375.2      $1,510.7    $1,550.5
    Venture capital investment loss..................................................      (99.3)        (42.9)     (199.5)
    Equity securities................................................................       13.2          17.8        35.2
    Mortgage loans...................................................................       99.0          90.2        96.4
    Policy loans.....................................................................       32.6          35.9        33.7
    Change in value of S&P 500 Call Options related to equity-indexed products.......     (100.5)       (114.2)     (111.0)
    Other invested assets............................................................        7.7          24.6        91.9
    Cash and cash equivalents........................................................       27.6          60.5        58.0
    Separate accounts................................................................        -            (5.4)       54.9
                                                                                        --------      --------    --------

       Gross investment income.......................................................    1,355.5       1,577.2     1,610.1
    Less investment expenses.........................................................       12.6          12.7        13.1
                                                                                        --------      --------    --------

       Net investment income.........................................................   $1,342.9      $1,564.5    $1,597.0
                                                                                        ========      ========    ========

       The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $169.6 million, $140.2 million and $98.0 million at December 31, 2002, 2001 and 2000, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       Net Realized Investment Losses

       Investment losses, net of related investment expenses, were included in revenue as follows:

                                                                                           2002         2001         2000
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Fixed maturities:
    Gross gains......................................................................    $ 260.8      $ 295.8      $  83.6
    Gross losses.....................................................................     (251.8)      (260.3)      (154.4)
    Other-than-temporary decline in fair value.......................................     (500.6)      (293.2)      (139.4)
                                                                                         -------      -------      -------

         Net investment losses from fixed maturities before expenses.................     (491.6)      (257.7)      (210.2)

Equity securities....................................................................       (7.5)        (1.8)        11.5
Mortgages............................................................................       (1.4)        (1.9)        (3.2)
Other-than-temporary decline in fair value of equity securities and
    other invested assets............................................................      (56.2)       (68.5)       (41.2)
Loss related to termination of interest rate swap agreements.........................        -            -          (59.2)
Other ...............................................................................        .4         (10.1)        (2.4)
                                                                                         -------      -------      -------

         Net investment losses before expenses.......................................     (556.3)      (340.0)      (304.7)
Investment expenses..................................................................       40.7         39.4         41.8
                                                                                         -------      -------      -------

         Net investment losses.......................................................    $(597.0)     $(379.4)     $(346.5)
                                                                                         =======      =======      =======

       Net realized investment losses during 2002 included: (i) $556.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $40.2 million of net losses from the sales of investments (primarily fixed maturities) which generated proceeds of $19.5 billion. At December 31, 2002, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $203.9 million and a carrying value of $174.8 million. Net realized investment losses during 2001 included: (i) $361.7 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $17.7 million of net losses from the sales of investments (primarily fixed maturities).

       During 2002, we sold $11.3 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $251.8 million. Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

       The following summarizes the investments sold at a loss during 2002 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated:

                                                                                                    At date of sale
                                                                                                   -----------------
                                                                                  Number of     Amortized    Estimated Fair
                         Period                                                    issuers        cost            value
                         ------                                                    -------        ----            -----
                                                                                                 (Dollars in millions)

                         Less than 6 months prior to sale.......................     90            $231.3         $130.4

                         Greater than or equal to 6 and less than 12 months
                            prior to sale.......................................     28              79.2           43.1

                         Greater than 12 months
                            prior to sale.......................................     24              79.3           48.8

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       Investments with Other-Than-Temporary Losses

       During 2002, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $556.8 million. The following is a brief description of the facts and circumstances that resulted in the other-than-temporary losses.

       During 2002, we recorded writedowns totaling $130.1 million on securitized investments backed by various debt securities and/or commercial loans (referred to herein as "collateralized debt obligations" or "CDOs"). Principal and interest payments on CDOs are made from cash flows from underlying loans held by the trusts. The current value of these investments are influenced by a number of factors, such as the performance of the underlying loans, the current and future expected economic environment, and the payment priority of our investment in the securitization structure. In recent periods, general rates of defaults on commercial loans have increased. In addition, the ratings of several CDOs which we hold have been downgraded by nationally recognized statistical rating organizations. Accordingly, we reviewed our CDO portfolio for potential other-than-temporary impairments in accordance with EITF 99-20.

       During 2002, we recorded writedowns totaling $73.7 million related to fixed maturity investments issued by a merchant energy company rated B3/B-. The issuer's operating results and liquidity have deteriorated due to lower energy prices, diminished energy trading profits and higher working capital demands. Although the issuer has successfully executed certain cash raising activities and has remained in compliance with the terms of all of its debt securities, its earnings have significantly declined and its debt service requirements are significant. We concluded the decline in fair value was other than temporary.

       During 2002, we recorded writedowns totaling $67.8 million on certain lower-rated securities issued by the non-consolidated securitization trusts which hold loans to purchase manufactured housing originated and managed by CFC. These securities were acquired by our insurance subsidiaries prior to our acquisition of CFC. Due to the performance of the underlying portfolios, the payments on lower-priority securities are dependent on the guarantees of CFC. Given the current financial condition of CFC, there can be no assurance it will be able to honor its commitments with respect to such guarantees. Accordingly, we wrote these investments down to estimated fair value.

       During 2002, we recorded writedowns totaling $29.9 million related to investments in a large capitalization stock fund, a balanced fund, and a diversified science and technology fund. The events of September 11, 2001 caused a decline in the value of most equity securities, including net assets in these funds. Based on the belief that the economy was improving at year-end 2001, combined with the general equity market improvement in late 2001, we concluded that the unrealized loss at December 31, 2001 was temporary. However, the equity markets in the first half of 2002 suffered additional significant losses due to a combination of corporate restatements, fears over a double-dip recession and decreased corporate capital spending. We changed our intent to hold these funds once we concluded that the loss was other than temporary. All of our holdings in such funds were sold by August 5, 2002.

       During 2002, we recorded writedowns totaling $30.2 million related to an investment in a telecommunications company that was rated investment grade at the time of purchase and was subsequently downgraded to below-investment grade. The issuer faced significant financial difficulties and accounting irregularities that resulted in sequential and material restatements of its financial statements. The issuer defaulted and filed for Chapter 11 Bankruptcy protection in July 2002.

       During 2002, we recorded writedowns totaling $24.5 million related to holdings of fixed maturity investments in a retail chain that defaulted in early 2002. A writedown was taken as of December 31, 2001 based upon the estimated fair value of the investment at that time. Given the subsequent decrease in the estimated fair value of our investment, subsequent writedowns were taken in 2002.

       During 2002, we recorded writedowns totaling $26.5 million based upon our analysis of the value of the underlying collateral of various investments in the airline sector. Many major airlines are facing significant liquidity issues and we believe the current market value of the collateral backing these loans is less than the book value of our investment. We believe that the decline in fair value of these investments is other than temporary.

       During 2002, we recorded writedowns totaling $10.8 million on a fixed maturity investment in an Australian nickel mining company. The construction costs of the processing plant at this start-up nickel project were higher than anticipated and the plant's ultimate production capacity did not meet projected levels. Initially, the project's equity sponsors supported this project through additional equity and cash infusions. However, during the first six months of 2002, the equity sponsors notified bond investors that they were no longer willing to support the project without a restructuring of the issuer's debt. As a result, we believe the decline in market value of this security is other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       During 2002, we recorded writedowns totaling $9.4 million of fixed maturity investments issued by a global energy services company. The issuer is suffering from reduced profitability due to declining energy prices in key markets plus the effect of above market purchase contracts. Due to very high financial leverage related to several acquisitions at high prices and diminished cash flows, we believe that the decline in fair value is other than temporary.

       During 2002, we recorded writedowns totaling $8.5 million related to investments issued by a moving and storage company. The issuer failed to make a scheduled principal payment on a public debt security. The issuer recently cancelled a proposed offering of long-term notes. While the issuer has publicly expressed its intention and belief that a successful refinancing can be completed, we believe that the decline in market value of this security is other than temporary.

       During 2002, we recorded writedowns of $8.1 million of fixed maturity investments issued by a copper producer. The financial condition of this issuer is significantly affected by the price of copper, which has dropped from as high as $0.80 per pound earlier this year to a low of $0.68 near the end of the second quarter. In addition, the issuer was downgraded by a national rating agency during the first six months of 2002. Despite the fact that the issuer was still making the coupon payments on this issue, we believed that the decline in market value of this security was other than temporary. All of our holdings in this issuer were sold by August 8, 2002.

       During 2002, in addition to the specific securities discussed above, we recorded $105.3 million of writedowns related to various other investments. In accordance with GAAP, we are required to recognize an impairment charge when we no longer have an intent to hold an investment with unrealized loss for a period of time sufficient to allow for any anticipated recovery. In early 2003, we sold certain securities at a loss in conjunction with decisions made in 2003 to restructure our portfolio by reducing our exposure to certain credits. We recorded $32.0 million of investment writedowns in 2002 related to such sales. No other writedowns of a single issuer exceeded $7.0 million.

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

       Our periodic assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) whether the investment is investment-grade and our security analyst's view of the investment's rating and whether the investment has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying asset and enterprise values of the issuer.

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

       The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at December 31, 2002, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------



                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                              cost            value
                                                                                             ---------      ---------
                                                                                               (Dollars in millions)

Due in one year or less...................................................................    $   57.3       $   56.9
Due after one year through five years.....................................................       259.7          241.0
Due after five years through ten years....................................................       864.4          786.4
Due after ten years.......................................................................     3,108.9        2,716.0
                                                                                              --------       --------

   Subtotal...............................................................................     4,290.3        3,800.3

Mortgage-backed securities (a)............................................................       127.1          118.1
                                                                                              --------       --------

   Total..................................................................................    $4,417.4       $3,918.4
                                                                                              ========       ========

--------------------
   (a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $6.8 million and $2.1 million, respectively.

       The following summarizes the investments in our portfolio rated below-investment grade or classified as equity-type securities which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2002:

                                                                   Number           Cost          Unrealized      Estimated
          Period                                                 of issuers         basis            loss       fair value
          ------                                                 ----------         -----            ----       ----------
                                                                                             (Dollars in millions)


          Less than 6 months(1)...............................         25           $190.2              $59.7              $130.5

          Greater than or equal to
                  6 months and less
                  than 12 months(2)...........................         10             97.4               37.5                59.9

          Greater than 12 months(3)...........................         21            238.4               76.4               162.0

          -----------------------

          (1) These investments include fixed maturity investments in three commercial airlines with a cost basis of $35.2 million and an estimated fair value of $20.0 million. See "Investments with Unrealized Losses" for additional information. No other single issuer in this category had an unrealized loss exceeding $7.0 million.

          (2) These investments include: (i) an investment in an oil-related production facility with a cost basis of $50.4 million and an estimated fair value of $33.0; and (ii) an investment in a telecommunications company with a cost basis of $19.7 million and an estimated fair value of $10.6 million. See "Investments with Unrealized Losses" for additional information. No other single issuer in this category had an unrealized loss exceeding $7.0 million.

          (3) These investments include: (i) a fixed maturity investment issued by a commercial property and casualty insurance company with a cost basis of $31.6 million and an estimated fair value of $24.1 million; and (ii) a fixed maturity investment in a telecommunications company with a cost basis of $34.4 million and an estimated fair value of $21.9 million; and (iii) a fixed maturity investment issued by a regional retail chain with an amortized cost basis of $28.8 million and an estimated fair value of $20.1 million. See "Investments with Unrealized Losses" for additional information. No other single issuer in this category had an unrealized loss exceeding $7.0 million.


                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

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

       Based on management's current assessment of these securities and other investments with unrealized losses at December 31, 2002, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

       Investments with Unrealized Losses

       The following is a brief description of our assessment of the potential other-than-temporary losses related to investments in our below-investment grade portfolio (or equity-type securities) with significant unrealized losses at December 31, 2002 (unrealized losses which exceed $7.0 million and 20 percent of the cost basis of the securities by the same issuer):

       At December 31, 2002, we held fixed maturity investments issued by a telecommunications company with ratings of Ba3/B- and Caa1/C with an amortized cost basis of $54.1 million and an estimated fair value of $32.6 million. The issuer reduced total debt in the fourth quarter of 2002 by $4.6 billion due to the closing of a sales transaction and a debt exchange offer. The issuer also expects to receive regulatory approval to close a $4.3 billion transaction in mid-2003, the proceeds of which will be used to further reduce debt. We believe that the issuer has sufficient liquidity and the underlying value of the issuer's customer base provides sufficient value to cover the existing debt. Therefore, we concluded that the unrealized loss at December 31, 2002 is temporary.

       At December 31, 2002, we held fixed maturity investments in an oil-related production facility rated Ba1 with an amortized cost basis of $53.9 million and an estimated fair value of $35.5 million. Proceeds from the sale of the oil produced are used to service the debt. This joint venture includes purchase guarantees from investment grade companies that will provide sufficient liquidity to service the debt. Therefore, we concluded that the unrealized loss at December 31, 2002 is temporary.

       At December 31, 2002, we held fixed maturity investments issued by a commercial property and casualty insurance company rated Ba2/BB+ with an amortized cost basis of $32.1 million and an estimated fair value of $24.5 million. We believe this issuer currently has sufficient liquidity to cover its debt service through 2005. They believe the underwriting cycle will improve before then (consistent with prior cycles), allowing the issuer to continue to service its debt beyond 2005. In addition, this issuer recently completed the public issuance of equity securities, which further improves its liquidity and demonstrates the ability to access the capital market, if needed, to service its future debt obligations. Therefore, we concluded that the unrealized loss at December 31, 2002 is temporary.

       At December 31, 2002, we held secured fixed maturity investments issued by a commercial airline rated Ba2/BB+ with an amortized cost of $17.2 million and an estimated fair value of $10.5 million. The issuer is facing financial challenges that affect the entire industry, but is implementing a plan to increase liquidity, reduce debt and reduce costs. Given that the issuer has demonstrated that it has sufficient cash flows and liquidity to meet its obligations, we concluded that the unrealized loss at December 31, 2002 is temporary.

       At December 31, 2002, we held fixed maturity investments issued by a commercial airline rated Ba3/B+ and Caa1/CCC+ with an amortized cost of $29.8 million and an estimated fair value of $14.4 million. We previously recorded writedowns related to these securities. We believe the collateral supporting these investments is sufficient and, therefore, concluded that the unrealized loss at December 31, 2002 is temporary.

       At December 31, 2002, we held fixed maturity investments issued by a regional retail chain rated B2/B+ with an amortized cost basis of $28.8 million, a par amount of $24.2 million and an estimated fair value of $20.1 million. We have observed that this issuer has improving fundamentals including its liquidity position, leverage and operating performance. This fixed maturity has a long duration and was purchased at a price in excess of par as an investment grade credit. The market value of this security has increased significantly during 2002 (from 70 percent of par at December 31, 2001 to 83 percent of par at December 31, 2002). We believe that

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

we will recover full value from this investment and we intend to hold the security to maturity. Therefore, we concluded that the unrealized loss at December 31, 2002 is temporary.

       At December 31, 2002 we held fixed maturity investments in a reinsurance company rated Ba2/BB+ with an amortized cost of $23.1 million and an estimated fair value of $16.0 million. The reinsurance on the books of the issuer is high quality, with counter parties rated AA or better. The issuer recently received a capital infusion and is seeing strong price increases across most product lines. The issuer appears to have sufficient cash flow to retire existing debt. We concluded that the unrealized loss at December 31, 2002 is temporary.

       Investment in General Motors Building

       At December 31, 2002, Conseco holds $292.9 million of investments related to a 50 story office building in New York City known as the General Motors Building. Such investments are primarily held in our fixed maturity investment portfolio. In January 2002, Conseco exercised its right to purchase the interest of the other investor in the building.

       Pursuant to GAAP, Conseco's future earnings on these investments are limited to amounts which are based on the actual earnings related to the operation of the building (including adjustments to reflect Conseco's actual cost basis). These earnings were not material in 2002 and are not expected to be material in 2003; accordingly, our income from these investments will be less than the stated return on the investment of 12.7 percent.

       The other investor in the building has filed a lawsuit against Conseco which is described in the note to the consolidated financial statements entitled "Other Disclosures". See the caption "Investment in General Motors Building" in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for further information on this investment.

       Mortgage-Backed Securities

       At December 31, 2002, fixed maturity investments included $6.4 billion of mortgage-backed securities (or 33 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at December 31, 2002:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent.....................................................................    $4,895.4      $4,857.3    $5,125.2
7 percent - 8 percent...............................................................     1,000.4       1,007.6     1,059.1
8 percent - 9 percent...............................................................       171.9         179.8       187.1
9 percent and above.................................................................        42.1          44.2        44.8
                                                                                        --------      --------    --------

       Total mortgage-backed securities (a).........................................    $6,109.8      $6,088.9    $6,416.2
                                                                                        ========      ========    ========

-------------------
   (a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $6.9 million and $2.1 million, respectively.

       The amortized cost and estimated fair value of mortgage-backed securities at December 31, 2002, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                               --------------------
                                                                                                             Percent
                                                                            Amortized                        of fixed
Type                                                                           cost          Amount          maturities
----                                                                           ----          ------          ----------
                                                                               (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............    $2,849.5        $3,000.8            16%
Planned amortization classes and accretion-directed bonds.................     2,439.8         2,580.6            13
Commercial mortgage-backed securities.....................................       441.3           461.4             2
Subordinated classes and mezzanine tranches...............................       348.7           365.7             2
Other.....................................................................         9.6             7.7             -
                                                                              --------        --------            --

       Total mortgage-backed securities (a)...............................    $6,088.9        $6,416.2            33%
                                                                              ========        ========            ==

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

       Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate mortgages. Commercial real estate encompasses income producing properties that are managed for economic profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market currently offers high yields, strong credits, and call protection compared to similar-rated corporate bonds. Most CMBS have strong call protection features where borrowers are locked out from prepaying their mortgages for a stated period of time. If the

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

borrower does prepay any or all of the loan, he or she will be required to pay prepayment penalties.

       Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout, followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be rated "AA" or lower; we typically do not buy anything rated lower than "BB".

       Mortgage Loans

       At December 31, 2002, the mortgage loan balance was primarily comprised of commercial loans. Approximately 9 percent, 8 percent, 7 percent, 6 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in New York, Massachusetts, Florida, California, Ohio and Pennsylvania, respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Less than one percent of the mortgage loan balance was noncurrent at December 31, 2002. Our allowance for loss on mortgage loans was $3.5 million and $3.8 million at December 31, 2002 and 2001, respectively.

       Investment Borrowings

       Our investment borrowings averaged approximately $1,155.8 million during 2002, compared with approximately $927.0 million during 2001 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.3 percent and 3.3 percent during 2002 and 2001, respectively.

       Other Investment Disclosures

       Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $144.5 million at December 31, 2002.

       Conseco had two investments in excess of 10 percent of the absolute dollar amount of shareholders' deficit at December 31, 2002, (other than investments issued or guaranteed by the United States government or a United States government agency) which are summarized below:

                                                 Amortized         Estimated
         Issuer                                    cost           fair value
         ------                                    ----           ----------
                                                    (Dollars in millions)

         Investors Guaranty Assurance...........  $305.0             $283.7
         Carmel Fifth, LLC......................   212.7              212.5


                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       6. LIABILITIES FOR INSURANCE AND ASSET ACCUMULATION PRODUCTS:

       These liabilities consisted of the following:

                                                                                    Interest
                                                         Withdrawal    Mortality      rate
                                                         assumption   assumption   assumption      2002            2001
                                                         ----------   ----------   ----------      ----            ----
                                                                                                   (Dollars in millions)
   Future policy benefits:
     Interest-sensitive products:
       Investment contracts............................      N/A          N/A          (c)        $ 9,203.6      $11,117.1
       Universal life-type contracts...................      N/A          N/A          N/A          4,265.9        4,670.6
                                                                                                  ---------      ---------

         Total interest-sensitive products.............                                            13,469.5       15,787.7
                                                                                                  ---------      ---------
     Traditional products:
       Traditional life insurance contracts............    Company        (a)          6%           1,821.3        2,091.5
                                                         experience

       Limited-payment contracts.......................    Company        (b)          7%             569.7          869.9
                                                         experience,
                                                        if applicable

       Individual and group accident and health .......    Company     Company         6%           5,580.4        5,211.4
                                                          experience  experience                  ---------      ---------


         Total traditional products....................                                             7,971.4        8,172.8
                                                                                                  ---------      ---------

   Claims payable and other policyholder funds ........      N/A          N/A          N/A            909.2        1,005.5
   Liabilities related to separate accounts and
     investment trust..................................      N/A          N/A          N/A            447.0        2,376.3
                                                                                                  ---------      ---------

       Total...........................................                                           $22,797.1      $27,342.3
                                                                                                  =========      =========

--------------------
   (a) Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.
   (b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.
   (c) In both 2002 and 2001: (i) approximately 96 percent of this liability represented account balances where future benefits are not guaranteed; and (ii) approximately 4 percent represented the present value of guaranteed future benefits determined using an average interest rate of approximately 6 percent.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       Changes in the unpaid claims reserve and liabilities related to accident and health insurance were as follows:

                                                            2002                  2001                  2000
                                                            ----                  ----                  -----
                                                                          (Dollars in millions)

Balance, beginning of year.............................    $1,324.2             $1,324.9              $1,224.7
   Less reinsurance ceded..............................      (132.7)               (89.7)                (85.5)
                                                           --------             --------              --------

                                                            1,191.5              1,235.2               1,139.2
                                                           --------             --------              --------
Incurred claims related to:
   Current year........................................     1,906.5              1,986.4               2,053.1
   Prior year (a)......................................        73.1                (19.5)                 55.0
                                                           --------             --------              --------

      Total incurred...................................     1,979.6              1,966.9               2,108.1
                                                           --------             --------              --------

Paid claims related to:
   Current year........................................     1,137.9              1,232.4               1,277.4
   Prior year..........................................       699.3                778.2                 734.7
                                                           --------             --------              --------

      Total paid.......................................     1,837.2              2,010.6               2,012.1
                                                           --------             --------              --------

Balance, end of year...................................     1,333.9              1,191.5               1,235.2
   Reinsurance ceded...................................       107.5                132.7                  89.7
                                                           --------             --------              --------

                                                           $1,441.4             $1,324.2              $1,324.9
                                                           ========             ========              ========

-------------
   (a) Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. Such estimates are the result of ongoing analysis related to recent loss development trends.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       7. INCOME TAXES:

       Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. The net deferred tax assets totaled $1,719.6 million at December 31, 2002 (including $925.7 million of deferred tax assets related to CFC which are classified as discontinued operations). In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. A valuation allowance of $1,719.6 million (of which $925.7 million relates to discontinued operations) has been provided for the entire balance of net deferred income tax assets at December 31, 2002, as we believe the realization of such assets in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. This conclusion was greatly influenced by recent unfavorable developments affecting the Company such as rating downgrades that decrease the Company's likelihood to generate adequate future taxable income to realize the tax benefits.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

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

                                                                                                 2002          2001
                                                                                                 ----          ----
                                                                                                (Dollars in millions)
Deferred tax assets:
    Net operating loss carryforwards..................................................         $  615.0     $  411.7
    Deductible temporary differences:
       Actively managed fixed maturities..............................................            196.0        124.9
       Capital loss carryforwards.....................................................            112.8          -
       Interest-only securities.......................................................            536.3          -
       Insurance liabilities..........................................................            750.4        827.5
       Allowance for loan losses......................................................            252.2        148.2
       Reserve for loss on loan guarantees............................................            229.2        147.0
       Unrealized depreciation........................................................              -          247.1
       Debt obligations...............................................................             39.4          -
       Other..........................................................................             14.0          -
                                                                                               --------     --------

         Total deferred tax assets....................................................          2,745.3      1,906.4

       Valuation allowance............................................................          1,719.6          -
                                                                                               --------     --------

         Net deferred tax assets......................................................          1,025.7      1,906.4
                                                                                               --------     --------

Deferred tax liabilities:
       Venture capital income (loss)..................................................              -          (36.7)
       Interest-only securities.......................................................              -          (75.2)
       Cost of policies purchased and cost of policies produced.......................           (773.8)    (1,075.6)
       Unrealized appreciation........................................................           (126.2)         -
       Other..........................................................................           (125.7)       (56.2)
                                                                                               --------     --------

         Total deferred tax liabilities...............................................         (1,025.7)    (1,243.7)
                                                                                               --------     --------

Current income taxes prepaid..........................................................             66.9         15.4
Income tax liabilities classified as liabilities of discontinued operations...........             34.6          -
                                                                                               --------     --------

         Net income tax assets........................................................         $  101.5     $  678.1
                                                                                               ========     ========

       Included in the components of the consolidated net deferred tax asset are $925.7 million of net deferred tax assets related to CFC (see the note entitled "Financial Information Regarding CFC" for further detail). These assets are offset by a $925.7 million valuation reserve. The CFC deferred taxes are presented assuming a continuation of its business. The actual realization of CFC's deferred items may be materially different as the result of the conclusion of bankruptcy proceedings and the disposition of certain businesses.

       At December 31, 2002, Conseco had federal income tax loss carryforwards of $1,757.4 million available (subject to various statutory restrictions) for use on future tax returns (including $552.4 million of federal income tax carryforwards attributable to discontinued operations). These carryforwards will expire as follows: $2.3 million in 2003; $11.2 million in 2004; $4.9 million in 2005; $.6 million in 2006; $7.9 million in 2007; $7.5 million in 2008; $14.7 million in 2009; $30.7 million in 2010; $6.2 million in 2011; $10.1 million in 2012; $43.9 million in 2013; $6.9 million in 2014; $60.5 million in 2016; $90.0 million in 2017; $244.6 million in 2018; $159.1 million in 2019; $594.3 million in 2020; and $462.0 million in 2022.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       At December 31, 2002, Conseco had $322.4 million of capital loss carryforwards. These carryforwards will expire as follows: $23.2 million in 2006; and $299.2 million in 2007.

       Income tax expense (benefit) was as follows:

                                                                                               2002       2001       2000
                                                                                               ----       ----       ----
                                                                                                  (Dollars in millions)

Current tax provision.....................................................................    $ 53.1     $ 132.2    $  65.9
Deferred tax provision (benefit)..........................................................       -        (195.7)    (232.1)
                                                                                              ------     -------    -------

         Income tax expense (benefit) on period income....................................      53.1       (63.5)    (166.2)

Valuation allowance.......................................................................     811.2         -           -
                                                                                              ------     -------    -------

         Total income tax expense (benefit)...............................................    $864.3     $ (63.5)   $(166.2)
                                                                                              ======     =======    =======

       The income tax expense (benefit) recorded in 2002 has been allocated entirely to continuing operations before the following items: minority interest, discontinued operations, extraordinary gain, cumulative effect of accounting change and other comprehensive income. This accounting treatment is required because the calculation of income tax expense is the same, both "with and without" the items other than continuing operations discussed above.

       A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                2002       2001       2000
                                                                                                ----       ----       ----

U.S. statutory corporate rate.............................................................     (35.0)%     (35.0)%    (35.0)%
Valuation allowance.......................................................................      49.6         -          -
Net deferred benefits not recognized in the current period................................      27.7         -          -
Nondeductible goodwill amortization and impairment........................................      10.9        15.9        5.1
Other nondeductible expenses..............................................................       (.1)       (1.6)       3.8
State taxes...............................................................................       (.2)        3.0        1.2
Provision for tax issues and other........................................................       -          (6.7)       3.3
                                                                                               -----       -----      -----

         Effective tax rate...............................................................      52.9%      (24.4)%    (21.6)%
                                                                                               =====       =====      =====

       Conseco and its affiliates are currently under examination by the Internal Revenue Service for tax years ending June 30, 1998 through December 31, 1999. The outcome of the examination is not expected to result in material adverse deficiencies, but may result in utilization or adjustment to the income tax loss carryforwards reported above.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       8. NOTES PAYABLE:

       Direct Corporate Obligations of CNC

       This note contains information regarding notes payable that were direct corporate obligations of CNC as of December 31, 2002 and 2001. As a result of the filing of the Chapter 11 Cases previously described, no payments have been made by CNC on these prepetition notes payable:

                                                                              December 31,     December 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                                  (Dollars in millions)

$1.5 billion Senior Credit Facility..........................................   $1,531.4          $1,493.3
8.5% senior notes due 2002...................................................      224.9             302.3
8.5% guaranteed senior notes due 2003........................................        1.0               -
8.125% senior notes due 2003.................................................       63.5              63.5
6.4% senior notes due 2003...................................................      234.1             250.0
6.4% guaranteed senior notes due 2004........................................       14.9                -
10.5% senior notes due 2004..................................................       24.5              24.5
8.75% senior notes due 2004..................................................      423.7             788.0
8.75% guaranteed senior notes due 2006.......................................      364.3               -
6.8% senior notes due 2005...................................................       99.2             250.0
6.8% guaranteed senior notes due 2007........................................      150.8               -
9.0% senior notes due 2006...................................................      150.8             550.0
9.0% guaranteed senior notes due 2008........................................      399.2               -
10.75% senior notes due 2008.................................................       37.6             400.0
10.75% guaranteed senior notes due 2009......................................      362.4               -
                                                                                --------          --------

     Total principal amount..................................................    4,082.3           4,121.6
Unamortized net discount related to issuance of notes payable ...............      (34.0)            (42.1)
Mark-to-market adjustment related to hedging transactions (as described in
       the note entitled "Summary of Significant Accounting Policies").......        -                 5.5
Unamortized fair market value of terminated interest rate swap agreements (as described in the note entitled "Summary of
       Significant Accounting Policies").....................................        8.8               -
                                                                                --------          --------

Less amounts subject to compromise...........................................   (4,057.1)              -
                                                                                --------          --------

     Direct corporate obligations............................................   $    -            $4,085.0
                                                                                ========          ========

       CNC has not made any interest or principal payments on any of its direct corporate obligations since its August 9, 2002 announcement that it intends to effectuate a fundamental restructuring of the Company's capital structure. As a result of its failure to make such payments and the filing of the Chapter 11 Cases, CNC has defaulted on its debt obligations, $481.3 million of principal amount of the guaranteed D&O loans and approximately $1.9 billion of trust preferred securities through cross-default provisions contained in the governing instruments. CNC is also not in compliance with certain covenants under its bank credit agreement and the guarantees of the D&O loans. During the reorganization proceedings the Debtors are not subject to the restrictions contained in the bank credit agreement and the guarantees of the D&O loans.

       CNC has a $1.5 billion credit facility (the "Senior Credit Facility") with Bank of America, N.A., as administrative agent, and various other lending institutions. The Senior Credit Facility was scheduled to mature on December 31, 2003. Approximately $38 million of accrued and unpaid interest was added to the outstanding principal amount of the Senior Credit Facility pursuant to a waiver dated September 8, 2002.

       In 1993, CNC issued $200 million of 8.125% senior notes due February 15, 2003 (the "93 Notes"). In 1994, CCP Insurance, Inc. ("CCP") issued $200 million of 10.5% senior notes due December 15, 2004 (the "94 Notes"). CNC acquired CCP by merger on

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

August 31, 1995 and assumed CCP's obligations under the 94 Notes in connection with the merger.

       We sometimes refer to the 93 Notes and the 94 Notes collectively as the "93/94 Notes." The 93/94 Notes are secured by the stock of CIHC, Conseco Capital Management, Inc. (a registered investment advisor and wholly-owned subsidiary of CNC), CFC and certain of its subsidiaries and certain intercompany notes. It is anticipated that substantially all of CFC's assets will be sold in connection with the Company's reorganization. If certain of these assets have been pledged to the holders of the 93/94 Notes, and if proceeds of these pledged assets are used to pay the 93/94 Notes, then CFC may assert, by subrogation, the rights of such holders against the Debtors.

       The collateral that secures the 93/94 Notes was pledged pursuant to an "equal and ratable" clause in the indentures governing the 93/94 Notes. The indentures of the 93/94 Notes provide that if another creditor obtains a security interest in certain property of CNC or any of its significant subsidiaries, then the 93/94 Notes will automatically obtain an "equal and ratable" security interest in such property. Certain parties have alleged that the legal mechanism by which the 93/94 Notes obtained a security interest somehow impairs that security interest. Such parties allege that because the holders of the 93/94 Notes did not provide consideration for the security interest that they received simply because another party received that security interest, the 93/94 Notes' security interest may be voided under a theory of unjust enrichment, fraudulent conveyance or lack of consideration. Wilmington Trust Company, the indenture trustee under the 93/94 Notes, maintains that any and all claims with respect to the avoidability of the 93/94 Notes are frivolous and wholly without merit.

       Between 1998 and 2001, CNC issued the following series of senior notes:
(i) $450,000,000 of 8.5% senior notes due October 15, 2002 (the "8.5% Original Notes"); (ii) $250,000,000 of 6.4% senior notes due February 10, 2003 (the "6.4% Original Notes"); (iii) $800,000,000 of 8.75% senior notes due February 9, 2004 (the "8.75% Original Notes"); (iv) $250,000,000 of 6.8% senior notes due June 15, 2005 (the "6.8% Original Notes"); (v) $550,000,000 of 9.0% senior notes due
October 15, 2006 (the "9.0% Original Notes"); and (vi) $400,000,000 of 10.75%
senior notes due June 15, 2008 (the "10.75% Original Notes").

       In April 2002, CNC completed an exchange of approximately $1.3 billion aggregate principal amount of newly issued guaranteed notes for its senior unsecured notes held by "qualified institutional buyers," institutional "accredited investors", or non-U.S. persons in transactions outside the United States. The bonds which were exchanged have identical principal and interest components, but the new bonds have extended maturities in exchange for an enhanced ranking in the Company's capital structure. The purpose of the exchange offer was to extend the maturity profile of the existing notes in an effort to improve the Company's financial flexibility and to enhance its future ability to refinance public debt. The new notes are guaranteed on a senior subordinated basis by CIHC. As a result, the new notes are structurally senior to the existing notes. The new notes were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an exemption from registration. CNC entered into a registration rights agreement for the benefit of each exchange participant in which we agreed to file, and did file, an exchange offer registration statement with the SEC with respect to the new notes. However, as a result of the decision to restructure the Company's capital, CNC does not intend to make the registered exchange offer. Accordingly, the affected notes will accrue additional interest as liquidated damages under the registration rights agreement.

       In connection with the exchange offer CNC issued: (i) $991,000 of 8.5% senior notes due October 15, 2003, in exchange for an equal amount of 8.5% Original Notes due October 15, 2002 (the "8.5% Exchange Notes"); (ii) $14,936,000 of 6.4% senior notes due February 10, 2004 in exchange for an equal amount of 6.4% Original Notes due February 10, 2003 (the "6.4% Exchange Notes");
(iii) $364,294,000 of 8.75% senior notes due August 9, 2006 in exchange for an equal amount of 8.75% Original Notes due February 9, 2004 (the "8.75% Exchange Notes"); (iv) $150,783,000 of 6.8% senior notes due June 15, 2007 in exchange for an equal amount of 6.8% Original Notes due June 15, 2005 (the "6.8% Exchange Notes"); (v) $399,200,000 of 9.0% senior notes due April 15, 2008 in exchange for an equal amount of 9.0% Original Notes due October 15, 2006 (the "9.0% Exchange Notes"); and (vi) $362,433,000 of 10.75% senior notes due June 15, 2009 in exchange for an equal amount of 10.75% Original Notes due June 15, 2008 (the "10.75% Exchange Notes").

       Effective March 20, 2002, CNC reached agreement with the participating banks in its bank credit facility to modify certain terms and conditions within the $1.5 billion Senior Credit Facility. The most significant changes in the amended facility include (i) a change in financial covenant requirements; (ii) a change in the distribution of proceeds on asset sales; (iii) a reduction in the minimum liquidity requirement at the holding company necessary to pay trust preferred dividends; and (iv) a provision permitting the Company to exchange up to $2.54 billion aggregate principal amount of newly issued notes guaranteed by CIHC. As noted above, the new notes are structurally senior to the existing notes, but subordinated to the CIHC guarantee of the Senior Credit Facility. Absent the default described above, the amended facility would have been due on December 31, 2003, and could have been extended to March

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

31, 2005, subject to the satisfaction of a number of conditions.

       Our Senior Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement. At December 31, 2002, we were not in compliance with these covenants in our Senior Credit Facility. We were in violation of the following financial covenants we agreed to maintain at December 31, 2002: (i) a debt to capitalization ratio of less than ..375:1.0 at December 31, 2002 and decreasing over time, as defined in the agreement, to 0.300:1.0 at March 31, 2004 and thereafter (such ratio was ..567:1.0 at December 31, 2002); (ii) an interest coverage ratio greater than 1.10:1.0 for the four quarters ending December 31, 2002 and changing over time, as defined in the agreement, to 2.50:1.0 for the four quarters ending June 30, 2004 and thereafter (such ratio was .11:1.0 for the four quarters ended December 31, 2002); (iii) adjusted earnings, as defined in the agreement, of at least $1,300.0 million for the four quarters ending December 31, 2002 and increasing over time, as defined in the agreement, to $1,700.0 million for the four quarters ending September 30, 2004 (the adjusted earnings for the four quarters ended December 31, 2002 were $926.7 million); and (iv) CFC tangible net worth, as defined in the agreement, of at least $1.2 billion at December 31, 2002; and $1.6 billion at March 31, 2005 (such tangible net worth was less than zero at December 31, 2002). We also agreed to maintain the ratio of aggregate total adjusted capital to aggregate authorized control level risk-based capital (as defined by the National Association of Insurance Commissioners) with respect to our insurance subsidiaries of at least 250 percent (such ratio was greater than 250 percent at December 31, 2002). Our amended credit facility provides that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants that we are required to meet or maintain.

       The Senior Credit Facility reduces the 90-day moving average cash balance we must maintain at the parent company from $100 million to $50 million. The Company is required to have at least $50 million of cash on hand immediately after making a trust preferred dividend payment in addition to the 90-day moving average requirement. The parent company had less than $50 million in cash at December 31, 2002. The Senior Credit Facility also states that in the event one of Conseco's significant insurance subsidiaries is rated "B" or below by A.M. Best, the Company must take certain actions to generate liquidity and accelerate the repayment of the amended credit facility. All of our significant insurance subsidiaries are rated "B" by A.M. Best.

       The Senior Credit Facility prohibits the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt. Such agreement also prohibits the repurchase of our common stock. The Senior Credit Facility limits the issuance of additional debt, contingent obligations, liens, asset dispositions, other restrictive agreements, affiliate transactions, change in business and modification of terms of debt or preferred stock, all as defined in the agreements. The obligations under our credit facility are also guaranteed by CIHC.

       Effective September 9, 2002, we were subject to the default interest rate on the Senior Credit Facility. Such rate is based on the prime rate plus a margin of 3.75 percent. Prior to September 9, 2002, the interest rate on the amended credit facility was based on an IBOR rate plus a margin of 3.25 percent. Borrowings under our Senior Credit Facility averaged $1,499.2 million during 2002, at a weighted average interest rate of 6.0 percent. The interest rate on the Senior Credit Facility was 8.0 percent at December 31, 2002.

       On June 29, 2001, the Company completed the public offering of $400.0 million of senior notes with a stated rate of 10.75 percent (the "10.75% Original Notes") due June 15, 2008. We entered into interest rate swap agreements to convert the fixed rate on these notes to a weighted average variable rate based on LIBOR plus approximately 5.75 percent. Such interest rate swap agreements were terminated in 2002. See the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies" for additional information on these interest rate swap agreements. The indenture for the 10.75% Original Notes limits our ability to, among other things (all as described in the indenture): (i) incur additional debt and issue preferred stock; (ii) make loans and investments; (iii) pay dividends; (iv) create additional loans on our assets; (v) engage in transactions with our affiliates;
(vi) consolidate, merge or transfer all or substantially all our assets; or
(vii) change lines of business. Most of the foregoing restrictions will expire if the 10.75% Original Notes have been rated as investment grade securities by either S & P or Moody's. The 10.75% Original Notes are unsecured and rank equally with all other unsecured senior indebtedness of CNC. Proceeds from the offering of approximately $385.9 million (after underwriting discounts and estimated offering expenses) were used to reduce amounts outstanding under our credit facilities. As a result, we recognized an extraordinary charge of $.4 million (net of an income tax benefit of $.2 million) in 2001.

       During 2002, we repurchased: (i) $76.4 million par value of the 8.5% Original Notes (resulting in an extraordinary gain of $1.7 million); and (ii) $1.0 million of the 6.4% Original Notes (resulting in an extraordinary gain of $.2 million).

       During 2001, we repurchased: (i) $64.6 million par value of the 7.6% senior notes due June 2001 (resulting in an extraordinary gain of $.3 million, net of income taxes of $.2 million); and (ii) $147.7 million par value of the 8.5% Original Notes (resulting in an

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

extraordinary gain of $15.8 million, net of income taxes of $8.5 million).

       Pursuant to the terms of the Mandatory Par Put Remarketed Securities, the Company elected to redeem the notes at a redemption price defined in the remarketing agreement. As a result, the Company recognized an extraordinary charge of $4.6 million (net of an income tax benefit of $2.5 million) in the second quarter of 2001.

       During 2000, we repurchased: (i) $18.5 million par value of the 7.875 percent notes due 2000 for $16.7 million; and (ii) $12 million par value of the 8.75% Original Notes for $8.7 million. We recognized an extraordinary gain of $3.2 million (net of income taxes of $1.7 million) related to these repurchases. In addition, during 2000, the Company repurchased $250 million of notes payable due 2003. We recognized an extraordinary loss of $4.9 million (net of an income tax benefit of $2.6 million) related to this repurchase.

       9. OTHER DISCLOSURES:

       Leases

       The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $41.5 million in 2002, $45.3 million in 2001 and $42.4 million in 2000. Future required minimum rental payments as of December 31, 2002, were as follows (dollars in millions):

2003   ......................................................................       $ 33.5
2004   ......................................................................         19.5
2005   ......................................................................         15.9
2006   ......................................................................         11.2
2007   ......................................................................          9.5
Thereafter...................................................................         10.8
                                                                                    ------

        Total................................................................       $100.4
                                                                                    ======


       Postretirement Plans

       One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $54.2 million and $48.4 million at December 31, 2002 and 2001, respectively. Included as an adjustment to accumulated other comprehensive income (loss) is a $9.1 million adjustment representing the additional minimum liability associated with this plan. Substantially all of this liability represents vested benefits. Costs incurred on this plan, primarily representing interest on unfunded benefit costs, were $5.1 million, $4.9 million and $4.4 million during 2002, 2001 and 2000, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       The Company provides certain health care and life insurance benefits for certain eligible retired employees under partially funded and unfunded plans in existence at the date on which certain subsidiaries were acquired. Certain postretirement benefit plans are contributory, with participants' contributions adjusted annually. Amounts related to the postretirement benefit plans were as follows:

                                                                                     Postretirement
                                                                                         benefits
                                                                                     --------------
                                                                                     2002      2001
                                                                                     ----      ----
                                                                                 (Dollars in millions)

Benefit obligation, beginning of year........................................     $ 24.5       $ 21.1
    Interest cost............................................................        1.6          1.5
    Plan participants' contributions.........................................        1.1          1.1
    Actuarial loss (gain)....................................................         .4          3.1
    Benefits paid............................................................       (3.0)        (2.3)
                                                                                  ------       ------

Benefit obligation, end of year..............................................     $ 24.6       $ 24.5
                                                                                  ======       ======

Fair value of plan assets, beginning of year.................................     $  2.0       $  3.0
    Actual return on plan assets.............................................        -             .3
    Employer contributions...................................................        2.1          1.0
    Benefits paid............................................................       (3.0)        (2.3)
                                                                                  ------       ------

Fair value of plan assets, end of year.......................................     $  1.1       $  2.0
                                                                                  ======       ======

Funded status................................................................     $(23.5)      $(22.5)
Unrecognized net actuarial loss (gain).......................................       (7.1)        (7.6)
Unrecognized prior service cost..............................................       (1.4)        (1.6)
                                                                                  ------       ------

       Prepaid (accrued) benefit cost........................................     $(32.0)      $(31.7)
                                                                                  ======       ======

       We used the following weighted average assumptions to calculate benefit obligations for our 2002 and 2001 valuations: discount rate of approximately 6.5 percent and 7.0 percent, respectively; an expected return on plan assets of approximately 4.6 percent and 4.6 percent, respectively. Beginning in 2000, as a result of plan amendments, no assumption for compensation increases was required. For measurement purposes, we assumed an 11.5 percent annual rate of increase in the per capita cost of covered health care benefits for 2003, decreasing gradually to 5 percent in 2015 and remaining level thereafter.

       Components of the cost we recognized related to postretirement plans were as follows:

                                                                                              Postretirement
                                                                                                     benefits
                                                                                      -----------------------------------------
                                                                                        2002       2001       2000
                                                                                        ----       ----       ----
                                                                                             (Dollars in millions)

Interest cost........................................................................   $1.6      $ 1.5        $1.5
Expected return of plan assets.......................................................    (.1)       (.1)        (.2)
Amortization of prior service cost...................................................    (.2)      (1.0)        (.9)
Recognized net actuarial loss........................................................    (.5)       (.1)         -
                                                                                        ----      -----        ----

       Net periodic cost (benefit)...................................................   $ .8      $  .3        $ .4
                                                                                        ====      =====        ====

       A one-percentage-point change in the assumed health care cost trend rates would have an insignificant effect on the net periodic benefit cost of our postretirement benefit obligation.

       The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $6.6 million in 2002, $4.7 million in 2001, and $9.1 million in 2000. Prior to 2002, employer matching contributions were made in CNC common stock. For the first nine months of 2002, employer matching

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

contributions were made in cash. In September 2002, the plans were amended to make future employer matching contributions discretionary. Subsequently, the Company determined that no additional employer matching contributions will be made until the Plan of Reorganization has been confirmed.

       Litigation

       As described in the note to the consolidated financial statements entitled "Proceedings under Chapter 11 of the Bankruptcy Code", CNC and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company's insurance subsidiaries and other subsidiaries who did not file petitions are separate legal entities and are not included in the petitions filed by the parent. The Debtors retain control of the insurance subsidiaries and related subsidiaries and are authorized to operate these businesses as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The Finance Company Debtors filed a separate plan in connection with their Chapter 11 Cases on April 2, 2003. As of the Petition Date, pending litigation against the Debtors or the Finance Company Debtors is stayed, and absent further order of the Bankruptcy Court, substantially all prepetition liabilities of the Debtors and the Finance Company Debtors are subject to settlement under a plan of reorganization. Based on the Plan of the Debtors, liabilities subject to compromise exceed the fair value of the Debtors' assets, and unsecured claims will be satisfied at less than 100 percent of their fair value.

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

       Legal Proceedings Related to CFC Only

       CFC was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of CFC during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to CFC, certain former officers and directors of CFC are named as defendants in one or more of the lawsuits. CFC and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that CFC and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of CFC (particularly with respect to prepayment assumptions and performance of certain loan portfolios of CFC), which allegedly rendered CFC's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. The parties to these lawsuits have entered into a stipulation of settlement, which is subject only to review and approval by the court.

       CFC is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over CFC's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from CFC's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys and insurance agents in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These cases were consolidated into one case, and CFC appealed them to the South Carolina Supreme Court. Oral argument was heard on March 21, 2002. On August 26, 2002 the South Carolina Supreme Court affirmed the arbitration judgments, and CFC filed a petition for writ of certiorari with the U.S. Supreme Court on October 23, 2002. CFC's petition was granted in January 2003, and the U.S. Supreme Court will hear oral argument on April 22, 2003. CFC has posted appellate bonds, including $23 million of cash, for these cases. CFC intends to challenge the awards vigorously and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so. The ultimate outcome of this proceeding

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

cannot be predicted with certainty.

       Securities Litigation

       A total of forty-five suits were filed in 2000 against CNC in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased CNC's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased CNC's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by CNC, on CNC's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased CNC's "FELINE PRIDES" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of CNC were named as defendants. In each case, the plaintiffs asserted claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs alleged that CNC and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of CFC (particularly with respect to performance of certain loan portfolios of CFC) which allegedly rendered CNC's financial statements false and misleading.

       Eleven of the cases in the United States District Court for the Southern District of Indiana were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Conseco Financing Trust VI, and Conseco Financing Trust VII. Each of these complaints named as defendants CNC, the relevant trust (with two exceptions), two former officers/directors of CNC, and underwriters for the particular issuance (with one exception). One complaint also named an officer and all of CNC's directors at the time of issuance of the preferred securities by Conseco Financing Trust
VII. In each case, plaintiffs asserted claims under Section 11 and Section 15 of the Securities Act of 1933, and eight complaints also asserted claims under
Section 12(a)(2) of that Act. Two complaints also asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and one complaint also asserted a claim under Section 10(b) of that Act. In each case, plaintiffs alleged that the defendants violated the federal securities laws by, among other things, making false and misleading statements in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved regarding the current state and future prospects of CFC (particularly with respect to performance of certain loan portfolios of CFC) which allegedly rendered the disclosure documents false and misleading.

       All of the CNC securities cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S (the "securities litigation"). An amended complaint was filed on January 12, 2001, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by CNC and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. On January 10, 2002, CNC entered into a Memorandum of Understanding (the "MOU") to settle the litigation for $120 million subject to court approval. Under the MOU, as amended on February 12, 2002, $106 million was required to be placed in escrow by March 8, 2002; the remaining $14 million was to be paid in two installments: $6 million by April 1, 2002, and $8 million by October 1, 2002 (all payments with interest from January 25, 2002). The $106 million due on March 8, 2002, was not paid, for reasons set forth in the following paragraph, and the MOU was terminated by the plaintiffs. On April 15, 2002, a new MOU was executed (the "April 15 MOU"). Pursuant to the April 15 MOU, $95 million was funded on April 25, 2002, with the remaining $25 million to await the outcome of the coverage litigation between CNC and certain of its directors' and officers' liability insurance carriers as described in the next paragraph. Court approval of the settlement was received on August 7, 2002.

       We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and which, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et al. v. National Union Fire Insurance Company of Pittsburgh, PA, Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the "coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. Royal subsequently asserted counterclaims seeking repayment of the $15 million it previously provided to CNC as part of the

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

settlement. The second excess insurance carrier, Westchester Fire
Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but initially reserved rights to continue to litigate coverage. RLI has subsequently settled (for $50,000 paid by certain of the individual insureds as partial payment of RLI's attorneys' fees incurred in the coverage litigation), and RLI is no longer continuing to dispute coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between CNC, Royal and Lloyd's. Since the United States District Court for the Southern District of Indiana has approved the settlement of the securities litigation prior to resolution of the coverage litigation, $90 million plus accrued interest is available for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if CNC prevails in the coverage litigation) or from CNC (if CNC does not prevail). We intend to pursue our coverage rights vigorously. Because the directors' and officers' liability insurance that was in force at the time the litigation commenced provides for coverage of $100 million, CNC believes its exposure in the litigation should be $20 million (i.e., the excess of the $100 million in coverage). CNC believes that the insurance applies to the claims in the securities litigation and that the two insurers who are continuing to litigate the coverage issue were obligated to pay their policy limits to fund the settlement, as the other four carriers have done. We recorded $20 million as our best estimate of a probable loss in 2001. Such amount has been placed in escrow. We also previously established the estimated remaining liability of $40 million and a claim receivable of $40 million. Such amount includes: (i) $15 million related to Royal who paid its portion of the settlement into a fund but reserved its rights to continue to litigate coverage (which litigation is proceeding); and (ii) $25 million related to Lloyd's who has refused to pay. Following the filing of our Chapter 11 Case, the trial court granted Lloyd's motion to dismiss our lawsuit resulting in our decision to establish an allowance for the entire $40 million claim receivable CNC believes is due from Royal and Lloyd's. We intend to appeal the decision to dismiss in part because we believe the decision violates the stay in the Chapter 11 Case. CNC believes that the coverage litigation should result in a determination that the insurer that paid under a reservation of rights has no right to recoup the payment that it made, and that the insurer that refused to pay is obligated to do so under its policy. We believe the latter insurer should pay its portion of the coverage once such determination is made. The ultimate outcome cannot be predicted with certainty. CNC is also pursuing settlement discussions with Royal and Lloyd's. In the event that CNC does not reach settlement and does not prevail in the coverage litigation, it will seek to subordinate the securities plaintiffs' claims under section 510 of the Bankruptcy Code, or disallow such claims under sections 502(d) and 547 of the Bankruptcy Code, in which case CNC may not be required to pay the portion of the settlement not covered by its directors' and officers' liability insurance. CNC has asked the Bankruptcy Court to stay the Indiana state court action, and the Bankruptcy Court is scheduled to hear that motion on May 19, 2003.

       Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name CNC as a defendant, along with certain current and former officers of CNC. These lawsuits were filed on behalf of persons or entities who purchased CNC's common stock on various dates between October 24, 2001 and August 9, 2002. In each case Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of CNC and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of CNC's stock price. Plaintiffs in one of these lawsuits have filed an uncontested consolidation and lead plaintiff motion, which, if granted, would result in the consolidation of these eight cases into one. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned "Franz Schleicher, et al. v. Conseco, Inc., et al.," File No. 02-CV-1332 DFH-TAB. CNC believes these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty. CNC has filed an adversary proceeding to extend the automatic stay provided for by the Bankruptcy Code to this litigation as it pertains to current and former officers and directors of CNC.

       In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan filed an action in the United States District Court for the Southern District of Indiana against CNC, Conseco Services LLC and certain current and former officers of CNC (Roderick Russell, et al. v Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of CNC at any time from April 28, 1999 through the present. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in CNC's common stock without full disclosure of the Company's true financial condition. CNC believes the lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty. CNC has filed an adversary proceeding to extend the automatic stay provided for by the Bankruptcy Code to this litigation as it pertains to current and former officers and directors of CNC.

       Derivative Litigation

       Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of CNC (in one case), and, alleging aiding and abetting liability, certain banks that allegedly made loans in relation to CNC's "Stock Purchase Plan" (in three cases). CNC is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of CFC, and engaged in corporate waste by causing CNC to guarantee loans that certain officers, directors and key employees of CNC used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Derivative Litigation", Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). CNC believes that these lawsuits are without merit and intends to defend them vigorously. The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. CNC asserts that these lawsuits are assets of the estate pursuant to section 541(a) of the Bankruptcy Code and does not currently intend to pursue them postpetition because they are meritless. The ultimate outcome of these lawsuits cannot be predicted with certainty.

       Other Litigation

       On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly-owned subsidiary of CNC, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or to sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that indirectly owns the General Motors Building, a 50-story office building in New York, New York (the "GM Building"). 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against CNC, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. (the "State Court Action"). Plaintiff claims that CNC and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that CNC and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration (the "Arbitration"). Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, CNC and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit on March 25, 2002. By Stipulation and Order, dated June 14, 2002, the State Court Action was stayed, pending resolution of the Arbitration. CNC plans to vigorously pursue its options to compel prompt resolution of this dispute. CNC believes that Mr. Trump's lawsuit is without merit and intends to vigorously pursue its own rights to acquire the GM Building. The ultimate outcome cannot be predicted with certainty. On February 21, 2003, the Trump entities filed a proof of claim asserting a general unsecured claim of $1 billion against CNC. On March 3, 2003, CNC and Carmel Fifth initiated an adversary proceeding against the Trump entities. CNC and Carmel Fifth's adversary complaint seeks declaratory and injunctive relief against the Trump entities. CNC and Carmel Fifth's adversary action requests that the court find (1) that the July 3rd Agreement terminated due to Trump's failure to comply with the terms of that agreement, and (2) that the Trump entities are required to convey their interest in 767 LLC to Carmel Fifth pursuant to Carmel Fifth's rights under the LLC Agreement. On March 5, 2003, CNC and Carmel Fifth, in the adversary proceeding, filed an emergency motion for preliminary injunction and an emergency motion for expedited hearing. Through those motions, CNC and Carmel Fifth sought: an accelerated schedule for resolution of their claims against the Trump entities, removal of Mr. Trump from management of the GM Building, and

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

an order restraining Mr. Trump and the Trump entities from interference with CNC and Carmel Fifth's efforts to market the GM Building. The Bankruptcy Court has assumed jurisdiction of the matters related to the July 3rd Agreement and has denied jurisdiction with respect to Carmel Fifth's rights under the LLC Agreement and ordered that the arbitration of the LLC Agreement matters be completed or nearly completed by May 19, 2003. After such time, the Bankruptcy Court will set the July 3rd Agreement matters for trial. In connection with the Bankruptcy Court's ruling on the jurisdictional issues, the parties stipulated that they would appear before the Bankruptcy Court to provide updates with respect to the pending arbitration in order to keep the arbitration process on schedule for resolution or near resolution by May 19, 2003. The Court also ordered the Trump entities to stipulate that they would take no actions that would delay completion or near completion of arbitration by May 19, 2003.

       On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against CNC, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of CNC common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. CNC believes the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The ultimate outcome cannot be predicted with certainty.

       CNC is also a party to litigation related to the death of Lawrence Inlow with the manufacturer of a corporate helicopter and other parties. This litigation was consolidated in the United States District Court for the Southern District of Indiana (In re: Inlow Accident Litigation, Cause No. IP99-0830-C-H/G) and is currently on appeal to the Seventh Circuit Court of Appeals. The maximum exposure for this litigation is estimated to be $25 million, although CNC believes that the claims against it are without merit. The ultimate outcome cannot be predicted with certainty. CNC is also party to litigation with Associated Aviation Underwriters, Inc. in Hamilton County Superior Court (Associated Aviation Underwriters, Inc. v. Conseco Inc., et al, Cause No. 29C01-9909-CP588) relating to Associated Aviation Underwriters' obligation to defend and/or indemnify CNC in the aforementioned litigation. If CNC prevails in this lawsuit, Associated Underwriters may be obligated to indemnify CNC for all or part of its liability in the aforementioned litigation. This litigation has been stayed until final judgments are rendered in the former litigation.

       In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits and arbitrations (including purported class actions) related to their operations. These actions include one action brought by the Texas Attorney General regarding long-term care policies, two purported nationwide class actions involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

       Other Proceedings

       The Company has been notified that the staff of the SEC has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including CFC's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has recently been settled as described above. The Company is cooperating with the SEC staff in this matter.

       The Company has been notified that the Alabama Securities Commission is examining the Company's 1998 Directors/Officers & Key Employees Stock Purchase Program and the 2000 Employee Stock Purchase Program Work-Down Plan. The Company is cooperating with the Commission's staff in this matter.

       Guaranty Fund Assessments

       The balance sheet at December 31, 2002, includes: (i) accruals of $11.5 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2002; and (ii) receivables of $7.5 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2001, such guaranty fund assessment related accruals were $18.7

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

million and such receivables were $8.0 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense (benefit) for such assessments of $(1.7) million in 2002, $6.5 million in 2001 and $7.6 million in 2000.

       Guarantees

       We have guaranteed D&O loans totaling $481.3 million. As previously described, Conseco has defaulted on certain notes, which has resulted in the immediate maturity of the D&O loans through cross-acceleration and cross-default provisions contained in the governing instruments. The proceeds of the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares have been held by the D&O lenders as collateral for the loans. In addition, Conseco has provided loans to participants for interest on the D&O loans totaling $179.2 million.

       The Company is exploring a number of alternatives to reduce the balance of certain participants' D&O loans. The plan currently being considered would reduce the D&O loan balance of certain participants who collectively owe less than 10 percent of the entire amount due under the stock purchase program. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. In 2002, 2001, and 2000, we established a noncash provision in connection with these guarantees and loans of $240.0 million, $169.6 million and $231.5 million, respectively. Such provision is included as a component of the provision for losses. At December 31, 2002, the reserve for losses on the loan guarantees and on the loans held by Conseco totaled $660.0 million. During 2002, Conseco purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans (including accrued interest, the balance on these loans was $56.7 million at December 31, 2002). At December 31, 2002, the guaranteed bank loans and interest loans exceeded the value of the collateral held and the reserve for losses by approximately $50 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants.

     CIHC is the guarantor of an aggregate principal amount of $125 million with respect to CFC's residual and warehouse lines of credit with Lehman Brothers, Inc. and its affiliates ("Lehman"). Such facilities are collectively referred to as the "CFC Lehman Facilities". In addition, CIHC is the guarantor of: (i) the term portion of the Secured Super-Priority Debtor in Possession Credit Agreement, dated as of December 19, 2002, among CFC, various subsidiaries of CFC, CIHC and FPS DIP, LLC (the "FPS DIP"); and (ii) a cash management facility with U.S. Bank National Association (the "U.S. Bank Facility"). The term portion of the FPS DIP provides for funding in a maximum aggregate amount of $60 million and is fully drawn. The guarantee obligations of CIHC under the FPS DIP and the U.S. Bank Facility are limited to an aggregate of $125 million. The December 31, 2002 balances outstanding on the CFC Lehman Facilities and CFC's debtor-in-possession facility are included in the caption "Liabilities of discontinued operations" in the liability section of the consolidated balance sheet. Also, see the note to the consolidated financial statement entitled "Financial Information Regarding CFC." Assuming the sale of CFC's assets is completed and CFC receives the proceeds from the sale of such assets as contemplated by the CFN and GE transactions, Conseco believes the proceeds will be sufficient to satisfy CFC's obligations pursuant to the Lehman and CFC's debtor-in-possession facility and all claims senior to such facilities. CFC's unsecured creditors have indicated that they intend to challenge Lehman's security position and otherwise attempt to prevent Lehman from being paid in full out of the proceeds from the sale of CFC's assets. If Lehman were not paid in full from the proceeds, Lehman would likely pursue its claim on the CIHC guarantee which, if successful, could impact the ability of the Debtors to complete their proposed Plan.

       In accordance with the terms of the Company's former Chief Executive Officer's employment agreement, Bankers Life & Casualty Company, a wholly-owned subsidiary of the Company, is the guarantor of the former executive's nonqualified supplemental retirement benefit. The liability for such benefit at December 31, 2002 was $14.8 million and is included in the caption "Other liabilities" in the liability section of the consolidated balance sheet.

       Trust Preferred Securities

       Certain wholly-owned subsidiary trusts have issued preferred securities in public offerings. The trusts used the proceeds from these offerings to purchase subordinated debentures from Conseco. The terms of the preferred securities parallel the terms of the debentures, which account for substantially all trust assets. The preferred securities are to be redeemed on a pro rata basis, to the same extent as the debentures are repaid. Under certain circumstances involving a change in law or legal interpretation, the debentures may be distributed to the holders of the preferred securities. Our obligations under the debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the preferred securities. The debentures issued to the subsidiary trusts

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

and the common securities purchased by Conseco from the subsidiary trusts are eliminated in the consolidated financial statements.

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

       Trust Preferred Securities at December 31, 2002, were as follows:

                                                        Year                  Carrying   Distribution     Earliest/mandatory
                                                       issued     Par value     value       rate           redemption dates
                                                       ------     ---------     -----       ----           ----------------
                                                                    (Dollars in millions)

Trust Originated Preferred Securities................   1999     $   300.0     $  296.5       9.44%         2004/2029 (b)
Trust Originated Preferred Securities ...............   1998         500.0        496.9       8.70          2003/2028 (b)
Trust Originated Preferred Securities................   1998         230.0        228.1       9.00          2003/2028 (b)
Capital Securities (a)...............................   1997         300.0        300.0       8.80               2027
Trust Originated Preferred Securities................   1996         275.0        275.0       9.16          2001/2026 (b)
Capital Trust Pass-through Securities (a)............   1996         325.0        325.0       8.70               2026
                                                                 ---------     --------

                                                                 $ 1,930.0     $1,921.5
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

       So long as no event of default under the debentures has occurred and is continuing, Conseco has the right to defer interest payments on the subordinated debentures for up to 20 consecutive quarters, but not beyond the maturity date of the subordinated debentures. If Conseco defers interest payments on the subordinated debentures, the trust will also defer distributions on the Trust Preferred Securities. During the deferral period, distributions continue to accumulate on the par amount plus any unpaid distributions at the stated distribution rate. Since the third quarter of 2002, Conseco has not paid certain interest and principal payments on its notes payable which resulted in defaults with respect to the Trust Preferred Securities through cross-default provisions.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       Reclassification Adjustments Included in Comprehensive Income

       The changes in unrealized appreciation (depreciation) included in comprehensive income are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income (loss) of approximately $545 million, $240 million and $220 million for the years ended December 31, 2002, 2001 and 2000, respectively.

       Sale of Interest in Riverboat

       In the first quarter of 2001, the Company sold its 29 percent ownership interest in the riverboat casino in Lawrenceberg, Indiana, for $260 million. We recognized a net gain on the sale of $192.4 million.

       10. SPECIAL CHARGES

       2002

       The following table summarizes the special charges incurred by the Company during 2002, which are further described in the paragraphs which follow (dollars in millions):

     Loss related to reinsurance transactions and businesses sold to raise cash.....        $47.5
     Costs related to debt modification and refinancing transactions................         17.7
     Other items....................................................................         31.3
                                                                                            -----

         Special charges before income tax benefit..................................        $96.5
                                                                                            =====

       Loss related to reinsurance transactions and businesses sold to raise cash

       We completed various asset sales and reinsurance transactions to raise cash which resulted in net losses of $47.5 million in 2002. Such amounts included: (i) a loss of $39.0 million related to the reinsurance of a portion of our life insurance business; (ii) a loss of $20.0 million associated with the sale of Exl; partially offset by (iii) asset sales resulting in a net gain of $11.5 million.

       Costs related to debt modification and refinancing transactions

       In conjunction with the various modifications to borrowing arrangements (including the debt exchange offer completed in April 2002), we incurred costs of $17.7 million in 2002 which are not permitted to be deferred pursuant to GAAP.

       Other items

       Other items include expenses incurred: (i) as a result of the termination of our chief financial officer; (ii) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary; (iii) for severance benefits; and (iv) for other items which are not individually significant. The Company sold its India subsidiary in the fourth quarter of 2002 and has significantly reduced the customer service and backroom operations conducted there.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       2001

       The following table summarizes the special charges incurred by the Company during 2001, which are further described in the paragraphs which follow (dollars in millions):

Organizational restructuring:
   Severance benefits....................................................................     $12.4
   Office closings and sale of artwork...................................................       7.9
   Transfer of certain customer service and backroom operations to our
     India subsidiary....................................................................      10.6
Amounts related to disputed reinsurance balances.........................................       8.5
Litigation expenses......................................................................      23.8
Other items..............................................................................      17.2
                                                                                              -----

   Special charges before income tax benefit.............................................     $80.4
                                                                                              =====

       Severance benefits

       During 2001, Conseco undertook several restructuring actions in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India. Pursuant to GAAP, the Company is required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. Since the severance costs associated with our planned activities met these requirements, we recognized a charge of $12.4 million in 2001.

       Office closings and sale of artwork

       In conjunction with our restructuring activities, we closed certain offices, which resulted in the abandonment of certain leasehold improvements. Further, certain antiques and artwork, formerly displayed in the Company's executive offices were sold. We recognized losses of $7.9 million related to these actions in 2001.

       Amounts related to disputed reinsurance balances

       During 2001, we discontinued marketing certain medical insurance products. Several reinsurers who assumed most of the risks associated with these products disputed the reinsurance receivables due to us. We established an allowance of $8.5 million for disputed balances that were ultimately written off due to their uncollectibility.

       Litigation expenses

       Litigation expenses primarily include the cost and proposed settlement related to our securities litigation class action lawsuit. Such lawsuit is further discussed in the note to the consolidated financial statements entitled "Other Disclosures".

       Other items

       Other items include expenses incurred: (i) for consulting fees with respect to services provided related to various debt and organizational restructuring transactions; (ii) pursuant to the terms of the employment agreement for our chief executive officer; and (iii) for other items which are not individually significant.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       2000

       The Company incurred significant special charges during 2000, primarily related to the restructuring of our debt, asset sales to raise cash and payments made pursuant to employment contracts. The following table summarizes the special charges, which are further described in the paragraphs which follow (dollars in millions):

Advisory and professional fees related to debt restructuring................     $  9.9
Restructuring of finance business:
     Loss on sale of asset-based loans......................................       15.2
     Loss on sale of subprime automobile business...........................       71.6
     Advisory fees paid to Lehman and other investment banks................       44.0

Executive contracts:
     Executive termination payment .........................................       72.5
     Chief Executive Officer signing payment................................       45.0
     Warrants issued to General Electric Company............................       21.0

Other items.................................................................       25.8
                                                                                 ------

         Special charges before income tax benefit..........................     $305.0
                                                                                 ======

       Advisory and professional fees related to debt restructuring

       During 2000, we incurred $9.9 million of non-deferrable advisory and professional fees primarily related to the restructuring of our bank credit facilities.

       Loss on sale of asset-based loans

       During the third quarter of 2000, we sold asset-based loans with a carrying value of $63.9 million in whole loan sale transactions. We recognized a loss of $15.2 million on these sales.

       Loss on sale of subprime automobile business

       During the second quarter of 2000, we sold all of the finance receivables of our subprime automobile financing and servicing companies and terminated their operations. We recognized a net loss on these sales of $71.6 million.

       Advisory fees paid to Lehman and other investment banks

       We paid Lehman $20.0 million in fees for its efforts to form an investor group to purchase Conseco Finance. In addition, the Company paid other investment banks and financial institutions $24.0 million in advisory fees related to the potential sale of Conseco Finance and consultation regarding various other transactions.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

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

       Executive Hiring

       On June 28, 2000, the Company hired Gary C. Wendt as its Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Wendt received a payment of $45 million (prior to required withholdings for taxes) and was granted options to purchase an aggregate of 10,000,000 shares of Conseco common stock at a price of $5.875 per share (the average of the high and low sales price on the New York Stock Exchange on the date on which the substantial terms of Mr. Wendt's employment were agreed to). The options vest over five years and expire on June 28, 2010. The Company also issued 3,200,000 shares of restricted stock to Mr. Wendt. The restrictions on the stock lapse if Mr. Wendt remains employed by Conseco through June 30, 2002, or upon a "change in control" of the Company. The value of the restricted shares ($18.8 million) was recognized as an expense to the Company over the two year period ending June 30, 2002. In 2002, Mr. Wendt's restricted stock agreement was amended to extend the date that the restrictions on the stock would lapse. Prior to the date that the restrictions would lapse, Mr. Wendt resigned his position of Chief Executive Officer (although he remains Chairman of the Board of Conseco) and the shares were canceled. Mr. Wendt is also being provided certain supplemental retirement, insurance and other benefits under the terms of his employment agreement.

       In conjunction with Mr. Wendt's hiring and his release from noncompete provisions of a prior agreement, the Company issued a warrant to a subsidiary of General Electric Company to purchase 10,500,000 shares of Conseco common stock at a purchase price of $5.75 per share. The estimated value of the warrant ($21.0 million) was recognized as a special charge.

       11. SHAREHOLDERS' EQUITY:

       We are authorized to issue up to 20 million shares of preferred stock. On December 15, 1999, we issued $500.0 million (2.6 million shares) of Series F Preferred Stock to Thomas H. Lee Company and affiliated investors. The Series F Preferred Stock is convertible into Conseco common stock at a common equivalent rate of $19.25 per share. The Series F Preferred Stock pays a 4 percent dividend, of which an amount at least equal to the common dividend will be payable in cash, and the remainder may be paid in additional Series F shares valued at a common equivalent rate of $19.25 per share. In September 2000, we suspended the payment of common stock dividends and, as a result, all dividend payments since that date have been paid in additional Series F shares (the carrying value of such additional shares is determined based on the fair value of the equivalent number of Conseco common shares that such shares are convertible into as of the date the dividend is paid). The Series F Preferred Stock ranks senior to the common stock outstanding and has a liquidation preference of $192.50 per share plus all declared and unpaid dividends.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       Changes in the number of shares of common stock outstanding during the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                                       2002           2001          2000
                                                                                       ----           ----          ----
                                                                                              (Shares in thousands)

Balance, beginning of year..........................................................   344,743       325,318       327,679
    Stock options exercised.........................................................         6           432            95
    Stock warrants exercised........................................................         -         3,327             -
    Shares issued in conjunction with the acquisition of Exl........................         -         3,411             -
    Shares issued pursuant to stock purchase contracts related to the
       FELINE PRIDES................................................................         -        11,351             -
    Shares issued under employee benefit compensation plans.........................     1,258           904         1,791
    Settlement of forward contract and common stock acquired........................         -             -        (4,247)
                                                                                       -------       -------       -------

Balance, end of year................................................................   346,007       344,743       325,318
                                                                                       =======       =======       =======

       In February 2001, the Company issued 11.4 million shares of Conseco common stock pursuant to stock purchase contracts related to the FELINE PRIDES. This transaction is discussed in further detail in the note to the consolidated financial statements entitled "Other Disclosures".

       Dividends declared on common stock for 2000, were $.10 per common share. No dividends were declared in 2002 or 2001.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       A summary of the Company's stock option activity and related information for the years ended December 31, 2002, 2001 and 2000, is presented below (shares in thousands):

                                                   2002                       2001                      2000
                                          -----------------------    ---------------------    ----------------------
                                                        Weighted                  Weighted                  Weighted
                                                         average                   average                   average
                                                        exercise                  exercise                  exercise
                                          Shares          price      Shares         price      Shares         price
                                          ------          -----      ------         -----      ------         -----

Outstanding at the beginning of year....   40,292        $15.01      36,107       $18.38        33,750         $32.15

Options granted.........................    2,572          3.57       8,609         6.32        18,404           7.10

Exercised...............................       (6)         1.51        (432)        9.88           (95)          8.15
Forfeited or terminated.................  (19,338)        12.35      (3,992)       27.27       (15,952)         34.56
                                          -------                    ------                    -------

Outstanding at the end of the year......   23,520         15.95      40,292        15.01        36,107          18.38
                                          =======                    ======                    =======

Options exercisable at year-end.........   13,593                    13,591                     13,905
                                          =======                    ======                    =======

Available for future grant..............   52,668                    34,903                     34,853
                                          =======                    ======                    =======


       The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

                                                      Options outstanding                 Options exercisable
                                            ----------------------------------------    ------------------------
                                                            Weighted        Weighted                    Weighted
                                                             average         average                     average
Range of                                      Number        remaining       exercise      Number        exercise
exercise prices                             outstanding  life (in years)      price     exercisable       price
---------------                             -----------  ---------------      -----     -----------       -----
$   1.51 -   4.24...................           6,781            8.9          $ 3.70       1,432           $ 3.61
    5.75 -   8.87...................           3,587            2.3            6.20       2,852             5.92
    9.19 -  14.73...................           3,520            4.7           11.41       1,659            13.49
   15.03 -  16.57...................             162            6.4           15.25          73            15.43
   17.63 -  26.19...................           3,510            5.5           22.67       2,668            22.83
   27.19 -  30.41...................           1,606           10.5           30.11         963            29.92
   30.81 -  45.44...................           3,964            3.5           34.72       3,700            34.88
   46.71 -  51.28...................             390            5.3           50.51         246            50.44
                                              ------                                     ------

                                              23,520                                     13,593
                                              ======                                     ======

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


       We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option plans. Since the amount an employee must pay to acquire the stock is equal to the market price of the stock on the grant date, no compensation cost has been recognized for our stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards granted after January 1, 1995, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) and pro forma earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

                                                    2002                        2001                         2000
                                         -------------------------   -------------------------     ------------------------
                                         As reported     Pro forma   As reported     Pro forma     As reported    Pro forma
                                         -----------     ---------   -----------     ---------     -----------    ---------
                                                            (Dollars in millions, except per share amounts)

Net loss..............................  $(7,835.7)     $(7,848.1)      $(405.9)       $(434.1)      $(1,191.2)    $(1,218.3)
Basic loss per share..................     (22.67)        (22.70)        (1.24)         (1.32)          (3.69)        (3.77)
Diluted loss per share................     (22.67)        (22.70)        (1.24)         (1.32)          (3.69)        (3.77)

       We estimated the fair value of each option grant used to determine the pro forma amounts summarized above using the Black-Scholes option valuation model with the following weighted average assumptions for 2002, 2001 and 2000:

                                                     2002 Grants               2001 Grants             2000 Grants
                                                     -----------               -----------             -----------
Weighted average risk-free interest rates......           4.7%                    4.8%                     6.3%
Weighted average dividend yields...............           0.0%                    0.0%                     2.4%
Volatility factors.............................            40%                     40%                      40%
Weighted average expected life.................      6.4 years               6.4 years                6.1 years
Weighted average fair value per share..........          $1.73                   $3.04                    $2.84

       At December 31, 2002, a total of 115 million shares of common stock were reserved for issuance under stock options, stock bonus and deferred compensation plans, Series F Preferred Stock, warrants to buy 700,000 shares of Conseco common stock for $19.71 per share at anytime through September 29, 2006 and warrants to buy 5,250,000 shares of Conseco common stock for $5.75 at any time through June 2005.

       At December 31, 2002, a total of 50,000 shares of restricted common shares issued pursuant to employment agreements were outstanding. The restrictions on such shares will expire in September 2004.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows:


                                                                                 2002          2001           2000
                                                                                 ----          ----           ----
                                                                           (Dollars in millions and shares in thousands)
Net loss:
   Net loss............................................................      $(7,835.7)      $(405.9)       $(1,191.2)
   Preferred stock dividends...........................................            2.1          12.8             11.0
                                                                             ---------       -------        ---------

     Loss applicable to common ownership for basic and diluted
       earnings per share..............................................      $(7,837.8)      $(418.7)       $(1,202.2)
                                                                             =========       =======        =========

Shares:
   Weighted average shares outstanding for basic and diluted earnings
     per share.........................................................        345,807       338,145          325,953
                                                                               =======       =======          =======

       There were no dilutive common stock equivalents during 2002, 2001 and 2000 because of the net loss realized by the Company.


       The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during 2002, 2001 and 2000 because doing so would have been antidilutive in the periods presented:

                                                                                  2002         2001          2000
                                                                                  ----         ----          ----
                                                                                        (Shares in thousands)
  Equivalent common shares that were antidilutive during the period:
     Stock options.......................................................           75         9,117          2,798
     Employee benefit plans..............................................        3,080         2,786          1,438
     Assumed conversion of convertible preferred stock...................       28,557        27,443         26,405
     Forward contract....................................................            -             -            476
                                                                                ------        ------         ------

       Antidilutive equivalent common shares.............................       31,712        39,346         31,117
                                                                                ======        ======         ======

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       12. OTHER OPERATING STATEMENT DATA:

       Insurance policy income consisted of the following:

                                                                                           2002         2001         2000
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Traditional products:
    Direct premiums collected.........................................................   $5,100.2     $5,426.3     $5,389.3
    Reinsurance assumed...............................................................       78.7        146.0        300.5
    Reinsurance ceded.................................................................     (327.8)      (249.4)      (237.2)
                                                                                         --------     --------     --------

          Premiums collected, net of reinsurance......................................    4,851.1      5,322.9      5,452.6
    Change in unearned premiums.......................................................      (19.7)         1.9          1.1
    Less premiums on universal life and products
       without mortality and morbidity risk which are
       recorded as additions to insurance liabilities ................................   (1,792.7)    (1,828.2)    (1,833.5)
                                                                                         --------     --------     --------
          Premiums on traditional products with mortality or morbidity risk,
             recorded as insurance policy income......................................    3,038.7      3,496.6      3,620.2
Fees and surrender charges on interest-sensitive products.............................      563.6        496.1        550.5
                                                                                         --------     --------     --------

          Insurance policy income.....................................................   $3,602.3     $3,992.7     $4,170.7
                                                                                         ========     ========     ========

       The five states with the largest shares of 2002 collected premiums were Florida (8.5 percent), California (7.5 percent), Illinois (7.3 percent), Texas (7.1 percent), and Michigan (5.3 percent). No other state accounted for more than 5 percent of total collected premiums.

       Other operating costs and expenses were as follows:

                                                                                           2002        2001          2000
                                                                                           ----        ----          ----
                                                                                                (Dollars in millions)

Commission expense....................................................................     $195.1       $218.6       $270.9
Salaries and wages....................................................................      215.1        206.0        240.0
Other.................................................................................      301.9        297.6        362.0
                                                                                           ------       ------       ------

       Total other operating costs and expenses.......................................     $712.1       $722.2       $872.9
                                                                                           ======       ======       ======

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       Changes in the cost of policies purchased were as follows:


                                                                                           2002         2001         2000
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Balance, beginning of year............................................................   $1,657.8     $1,954.8    $2,258.5
    Additional acquisition expense on acquired policies...............................       11.3         12.5        14.6
    Amortization......................................................................     (215.5)      (242.0)     (266.0)
    Amounts related to fair value adjustment of actively managed fixed maturities.....      (81.9)       (49.0)      (68.1)
    Reinsurance transactions..........................................................      (73.4)         -           -
    Net amounts related to discontinued operations ...................................      (66.6)       (13.9)      (20.2)
    Amounts related to sales of subsidiaries..........................................      (60.0)         -           -
    Other ............................................................................       (1.7)        (4.6)       36.0
                                                                                         --------     --------    --------

Balance, end of year..................................................................   $1,170.0     $1,657.8    $1,954.8
                                                                                         ========     ========    ========

       Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 12 percent of the December 31, 2002 balance of cost of policies purchased in 2003, 11 percent in 2004, 9 percent in 2005, 8 percent in 2006 and 7 percent in 2007. The discount rates used to determine the amortization of the cost of policies purchased averaged 7 percent in 2002, 6 percent in 2001 and 7 percent in 2000.

       Changes in the cost of policies produced were as follows:

                                                                                           2002         2001         2000
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Balance, beginning of year............................................................   $2,570.2     $2,480.5    $2,087.4
   Additions..........................................................................      486.0        612.8       695.6
   Amortization.......................................................................     (544.3)      (396.3)     (269.6)
   Amounts related to fair value adjustment of actively managed fixed maturities......     (121.0)       (28.2)        7.5
   Reinsurance transactions...........................................................     (134.6)         -           -
   Net amounts related to discontinued operations.....................................     (103.3)        15.0        66.8
   Amounts related to sales of subsidiaries...........................................     (140.8)         -           -
   Other..............................................................................        2.2       (113.6)     (107.2)
                                                                                         --------     --------    --------

Balance, end of year..................................................................   $2,014.4     $2,570.2    $2,480.5
                                                                                         ========     ========    ========

       In 2001, the Company stopped renewing portions of our major medical lines of business in several unprofitable states in accordance with the contractual terms of the policies. As a result, we determined that approximately $77.4 million of the cost of policies produced and the cost of policies purchased would not be recoverable. Such amount is recorded as amortization in the accompanying statement of operations.

       Policyholder redemptions of annuity and, to a lesser extent, life products have increased in recent periods. We have experienced additional redemptions following the downgrade of our A.M. Best financial strength rating to "B (fair)". When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of our cost of policies produced and cost of policies purchased to write off the balance associated with the redeemed policies. Accordingly, amortization expense has increased. We have changed the lapse assumptions used to determine the amortization of the cost of policies produced and the cost of policies purchased related to certain universal life products and our annuities to reflect our current estimates of future lapses. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent; to (ii) a tiered assumption based on the level of funding of the policy of a range of 2 percent to 10 percent. Policyholder withdrawals in recent periods have exceeded our estimates. Such withdrawals were $3,708.3 million in 2002 and $2,528.3 million in 2001. Accordingly, we increased the expected future lapse rates on these products to reflect our current belief that lapses on these policies will continue to be higher than previously expected for the next several quarters. These changes resulted in additional amortization of the cost of policies produced and the cost of policies purchased of $203.2 million in 2002.

       The cost of policies produced and the cost of policies purchased are amortized in relation to the estimated gross profits to be earned

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

over the life of our annuity products. As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products. Such changes resulted in additional amortization of the cost of policies produced and the cost of policies purchased of $35.0 million (of which $7.2 million related to discontinued operations) and $25.6 million in 2001 and 2000, respectively.

       13. CONSOLIDATED STATEMENT OF CASH FLOWS:

       The following disclosures supplement our consolidated statement of cash flows:

                                                                                           2002         2001         2000
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Non-cash items not reflected in the investing and financing activities section of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.............    $12.7       $ 19.7       $  5.8
     Issuance of convertible preferred shares...........................................      2.1         12.8          8.4
     Value of FELINE PRIDES retired and transferred from minority interest to
       common stock and additional paid-in capital......................................      -          496.6          -
     Issuance of common stock in connection with the acquisition of Exl.................      -           52.1          -
     Decrease in notes payable-direct corporate obligations and increase in other
       liabilities reflecting the estimated fair value of interest rate swap agreements.      -           13.5          -
     Issuance of warrants to Lehman.....................................................      -            -           48.1
     Issuance of warrants to General Electric Company...................................      -            -           21.0

       The following reconciles net loss to net cash provided by operating activities:

                                                                                             2002          2001         2000
                                                                                             ----          ----         ----
                                                                                                   (Dollars in millions)
Cash flows from operating activities:
   Net loss............................................................................   $(7,835.7)     $ (405.9)     $(1,191.2)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income......................................       (10.6)        (51.5)        (106.6)
       Cash received from interest-only securities, net................................       (73.3)         14.3          187.6
       Servicing income................................................................       (83.9)       (115.3)        (108.2)
       Cash received from servicing activities.........................................        46.9          71.7          123.8
       Provision for losses............................................................     1,160.8         707.2          576.2
       (Gain) loss on sale of finance receivables......................................        49.5         (26.9)          (7.5)
       Amortization and depreciation...................................................     1,017.8         848.0          745.9
       Income taxes....................................................................       758.3        (140.7)        (531.1)
       Insurance liabilities...........................................................       509.5         334.4          539.7
       Accrual and amortization of investment income...................................       227.9          97.2          174.6
       Deferral of cost of policies produced and purchased.............................      (509.2)       (667.0)        (794.3)
       Gain on sale of interest in riverboat...........................................         -          (192.4)           -
       Impairment charges..............................................................     1,514.4         386.9          515.7
       Goodwill impairment.............................................................       500.0           -              -
       Special charges.................................................................       171.2          72.4          483.1
       Cumulative effect of accounting change..........................................     2,949.2           -             85.2
       Minority interest...............................................................       173.2         183.9          223.5
       Net investment losses...........................................................       673.7         413.7          358.3
       Loss on CVIC sale...............................................................        93.1           -              -
       Extraordinary (gain) loss on extinguishment of debt.............................        (8.1)        (26.9)           7.7
       Other...........................................................................       (29.0)       (178.4)         (77.1)
                                                                                           --------      --------      ---------

         Net cash provided by operating activities.....................................   $ 1,295.7      $1,324.7      $ 1,205.3
                                                                                          =========      ========      =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       14. STATUTORY INFORMATION:

       Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. Our insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts:

                                                                                                      2002          2001
                                                                                                      ----          ----
                                                                                                     (Dollars in millions)

Statutory capital and surplus....................................................................    $1,063.4     $1,649.8
Asset valuation reserve..........................................................................        11.6        105.1
Interest maintenance reserve.....................................................................       311.3        379.3
                                                                                                     --------     --------

      Total......................................................................................    $1,386.3     $2,134.2
                                                                                                     ========     ========

       The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                                      2002          2001
                                                                                                      ----          ----
                                                                                                     (Dollars in millions)
Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries prior to the
      acquisition of Conseco Finance (a)...........................................................    $  2.0       $ 71.7
Preferred and common stock of intermediate holding company.........................................     146.4        145.9
Common stock of Conseco (39.8 million shares)......................................................       -           14.9
Other .............................................................................................       2.5          2.5
                                                                                                       ------       ------

      Total........................................................................................    $150.9       $235.0
                                                                                                       ======       ======

--------------------
   (a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $269.3 million, $197.1 million and $177.7 million, respectively.

       The statutory net loss of our life insurance subsidiaries was $466.0 million, $137.8 million and $70.8 million in 2002, 2001 and 2000, respectively. Included in such net loss are net realized capital losses, net of income taxes, of $514.7 million, $188.0 million and $200.8 million in 2002, 2001 and 2000, respectively. In addition, the insurance subsidiaries incur fees and interest to Conseco or its non-life subsidiaries; such amounts totaled $194.8 million, $279.2 million and $264.4 million in 2002, 2001 and 2000, respectively.

       The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations or net income for the prior year; or
(ii) 10 percent of capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During 2002, our insurance subsidiaries paid dividends to Conseco totaling $240.0 million.

       On October 30, 2002, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its insurance subsidiaries), our insurance subsidiaries domiciled in Texas, each entered into consent orders with the Commissioner of Insurance for the State of Texas whereby they agreed: (i) not to request any dividends or other distributions before January 1, 2003 and, thereafter, not to pay any dividends or other distributions to parent companies outside of the insurance system without the prior approval of the Texas Insurance Commissioner; (ii) to continue to maintain sufficient capitalization and reserves as required by the Texas Insurance Code; (iii) to request approval from the Texas Insurance Commissioner before making any disbursements not in the ordinary course of business; (iv) to complete any pending transactions previously reported to the proper insurance regulatory officials prior to and during Conseco's restructuring, unless not approved by the Texas Insurance Commissioner; (v) to obtain a commitment from Conseco and CIHC to maintain their infrastructure, employees, systems and physical facilities prior

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

to and during Conseco's restructuring; and (vi) to continue to permit the Texas Insurance Commissioner to examine its books, papers, accounts, records and affairs. Conseco Life Insurance Company of Texas is the parent of all of the Company's insurance subsidiaries, except for Bankers National Life Insurance Company. The consent orders do not prohibit the payment of fees in the ordinary course of business pursuant to existing administrative, investment management and marketing agreements with our non-insurance subsidiaries.

       The National Association of Insurance Commissioners ("NAIC") adopted codified statutory accounting principles in a process referred to as codification. Such principles are summarized in the Accounting Practices and Procedures Manual. The revised manual was effective January 1, 2001. The domiciliary states of our insurance subsidiaries have adopted the provisions of the revised manual or, with respect to some states, adopted the manual with certain modifications. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes increased our insurance subsidiaries' statutory-based capital and surplus as of January 1, 2001, by approximately $198 million.

     The NAIC's Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its authorized control level risk based capital ("ACLRBC"): (i) if a company's total adjusted capital is less than or equal to 200 percent but greater than 150 percent of its ACLRBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (ii) if a company's total adjusted capital is less than or equal to 150 percent but greater than 100 percent of its ACLRBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (iii) if a company's total adjusted capital is less than or equal to 100 percent but greater than 70 percent of its ACLRBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than or equal to 70 percent of its ACLRBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition the Model Law provides for an annual trend test if a company's total adjusted capital is between 200 percent and 250 percent of its ACLRBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over ACLRBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 190 percent of its ACLRBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

       The 2002 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiary to any regulatory action. However, our ACLRBC ratios have declined significantly over the last year and some of our subsidiaries are near the level which would require them to submit a comprehensive plan aimed at improving their capital position.

     The aggregate ACLRBC ratio for our insurance subsidiaries was 332 percent at December 31, 2002, compared to 480 percent at December 31, 2001. The ratios for our insurance subsidiaries that are subject to the four levels of regulatory attention described above ranged from 250 percent (just above the trend test level) to 563 percent. We are taking actions intended to improve the ACLRBC ratios of our insurance subsidiaries. Such actions include: (i) discontinuing or reducing sales of products that create initial reductions in statutory surplus because of the costs of selling the products; (ii) reducing operating expenses;
(iii) merging some of our insurance subsidiaries with other insurance subsidiaries; and (iv) restructuring our investment portfolio to better match the risk profile of the portfolio with the insurance subsidiary's earnings and capital requirements. We have discussed these actions with insurance regulators in each of the states in which our insurance subsidiaries are domiciled. The audited financial statements of our insurance subsidiaries generally are not completed until around June 1 of each year (the date such audited financial statements are generally required to be filed with state insurance departments). Any significant audit adjustments to the financial statements of our insurance subsidiaries resulting in a reduction in capital could cause the ACLRBC ratio of one or more of our insurance subsidiaries to fall below the trend test level requiring the trended total adjusted capital to be calculated. In addition, the Company has been and will be discussing the appropriate statutory accounting treatment for certain investments with the state insurance regulators. If the ultimate outcome of these discussions resulted in adjustments to the December 31, 2002 statutory financial statements of our insurance subsidiaries, some of our subsidiaries could be required to complete the trend test. If a trend test were required for any of our subsidiaries, such a test would likely result in trended total adjusted capital which is less than 190 percent of ACLRBC.

       Our internal actuaries must annually render opinions concerning the adequacy of our insurance reserves. Our actuaries

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

rendered unqualified opinions at December 31, 2002. Such opinions reference the Chapter 11 Cases and recent downgrades of our insurance company ratings as being outside the scope of the actuarial opinion, meaning that the actuaries did not believe it was appropriate to calculate what impact, if any, such events would have on the life insurance reserves. Regulators have raised the question as to whether or not such references result in the actuarial opinions becoming qualified opinions. We continue to believe the actuarial opinions are unqualified opinions. If the actuarial opinions were qualified opinions, more stringent rules would apply for calculating ACLRBC which we believe would result in the ACLRBC for several of our insurance subsidiaries falling below the trend test level.

       15. BUSINESS SEGMENTS:

       We have historically managed our business operations through two segments, based on the products offered, in addition to the corporate segment.

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

       Finance segment. CFC has historically provided a variety of finance products including: (i) loans for the purchase of manufactured housing, home improvements and various consumer products; (ii) home equity loans; and (iii) private label credit card programs. As a result of the formalization of the plan to sell the finance business and the filing of petitions under the Bankruptcy Code by the Finance Company Debtors, the finance business is being accounted for as a discontinued business in Conseco's consolidated financial statements. See the note to our consolidated financial statements entitled "Discontinued Finance Business - Planned Sale of CFC" for additional information on this segment.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       Operating information regarding the insurance and corporate segments was as follows:

                                                                                  2002         2001         2000
                                                                                  ----         ----         ----
                                                                                       (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities.............................................................  $   160.9    $    88.2    $   125.5
       Supplemental health...................................................    2,279.1      2,229.9      2,136.6
       Life  ................................................................      628.9        795.7        855.2
       Other ................................................................      114.6        126.7        148.1
     Net investment income (a)...............................................    1,416.2      1,564.0      1,707.7
     Fee and other revenue (a)...............................................       85.8        100.2        128.9
     Net realized investment losses (a)......................................     (597.0)      (379.4)      (346.5)
                                                                               ---------    ---------    ---------

       Total insurance and fee-based segment revenues........................    4,088.5      4,525.3      4,755.5
                                                                               ---------    ---------    ---------

   Corporate and other:
     Net investment income...................................................       13.6         19.2         50.1
     Venture capital loss related to investment in AWE.......................      (99.3)       (42.9)      (199.5)
     Gain on sale of interest in riverboat...................................        -          192.4          -
     Revenue from the major medical business in run-off......................      439.2        777.7        946.3
     Other income............................................................        -             .9          6.7
                                                                               ---------    ---------    ---------

       Total corporate segment revenues......................................      353.5        947.3        803.6
                                                                               ---------    ---------    ---------

   Eliminations..............................................................      (23.7)        (5.5)         (.5)
                                                                               ---------    ---------    ---------

       Total revenues........................................................    4,418.3      5,467.1      5,558.6
                                                                               ---------    ---------    ---------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits...............................................    3,063.8      2,945.4      3,050.1
     Amortization............................................................      745.3        665.7        646.5
     Interest expense on investment borrowings...............................       15.4         30.5         15.8
     Other operating costs and expenses......................................      548.6        556.1        663.9
     Goodwill impairment.....................................................      500.0          -            -
     Special charges.........................................................       44.3         21.5          -
                                                                               ---------    ---------    ---------

       Total insurance and fee-based segment expenses........................    4,917.4      4,219.2      4,376.3
                                                                               ---------    ---------    ---------

                          (continued on following page)

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

                                                                                    2002         2001          2000
                                                                                    ----         ----          ----
                                                                                       (Dollars in millions)
                                                                                  (continued from previous page)

Corporate and other:
   Interest expense on corporate debt........................................      325.6        369.5        438.4
   Provision for losses and expenses related to stock purchase plan..........      240.0        169.6        231.5
   Expenses from the major medical business in run-off.......................      439.2        908.0        997.6
   Special charges and other corporate expenses, less charges to
       subsidiaries for services provided....................................      153.8         66.7        285.2
                                                                               ---------    ---------    ---------

       Total corporate segment expenses......................................    1,158.6      1,513.8      1,952.7
                                                                                --------    ---------    ---------

   Eliminations..............................................................      (23.7)        (5.5)         (.5)
                                                                               ---------    ---------    ---------

       Total expenses........................................................    6,052.3      5,727.5      6,328.5
                                                                               ---------    ---------    ---------

Income (loss) before income taxes, minority interest, extraordinary gain (loss)
   and cumulative effect of accounting change:
     Insurance and fee-based operations......................................     (828.9)       306.1        379.2
     Corporate interest expense and other items..............................     (805.1)      (566.5)    (1,149.1)
                                                                               ---------    ---------    ---------

       Loss before income taxes, minority interest,
         extraordinary gain (loss) and cumulative
         effect of accounting change.........................................  $(1,634.0)   $  (260.4)   $  (769.9)
                                                                               =========    =========    =========

       Segment balance sheet information was as follows:

                                                                                 2002          2001
                                                                                 ----          ----
                                                                                (Dollars in millions)

Assets:
   Insurance and fee-based...................................................  $28,649.1    $38,768.2
   Discontinued operations...................................................   17,964.9     22,267.9
   Corporate.................................................................    5,343.7     12,175.8
   Eliminate intercompany amounts............................................   (5,448.7)   (11,779.7)
                                                                               ---------    ---------

        Total assets.........................................................  $46,509.0    $61,432.2
                                                                               =========    =========

Liabilities:
   Insurance and fee-based...................................................  $24,118.5    $30,128.5
   Discontinued operations...................................................   18,051.1     20,318.4
   Corporate.................................................................    5,472.6      5,508.3
   Eliminate intercompany amounts............................................   (1,004.3)    (1,190.5)
                                                                               ---------    ---------

        Total liabilities....................................................  $46,637.9    $54,764.7
                                                                               =========    =========

-------------------
   (a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


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

                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.     4th Qtr.
                                                                             --------     --------    --------     --------
                                                                              (Dollars in millions, except per share data)
2002
----
   Revenues................................................................ $ 1,253.0     $  981.8    $  982.3     $ 1,201.2
   Loss before income taxes, minority interest, discontinued operations,
     extraordinary gain (loss) and cumulative effect of accounting change .     (85.7)      (275.7)     (846.1)       (426.5)
   Net loss................................................................  (3,045.1)    (1,333.1)   (1,769.0)     (1,688.5)

   Income (loss) per common share:
     Basic:
       Loss before discontinued operations, extraordinary gain (loss)
          and cumulative effect of accounting change .......................   $ (.26)      $(3.39)     $(2.98)       $(1.10)
       Discontinued operations..............................................     (.03)        (.47)      (2.13)        (3.79)
       Extraordinary gain (loss)............................................      .01           -           -            .01
       Cumulative effect of accounting change...............................    (8.54)          -           -             -
                                                                                -----       ------      ------        ------

          Net loss..........................................................   $(8.82)      $(3.86)     $(5.11)       $(4.88)
                                                                               ======       ======      ======        ======

     Diluted:
       Loss before discontinued operations, extraordinary gain (loss) and
          cumulative effect of accounting change............................   $ (.26)      $(3.39)     $(2.98)       $(1.10)
       Discontinued operations..............................................     (.03)        (.47)      (2.13)        (3.79)
       Extraordinary gain (loss)............................................      .01           -           -            .01
       Cumulative effect of accounting change...............................    (8.54)          -           -             -
                                                                              -------       ------      ------        ------

          Net loss..........................................................   $(8.82)      $(3.86)     $(5.11)       $(4.88)
                                                                               ======       ======      ======        ======

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------



                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.     4th Qtr.
                                                                             --------     --------    --------     --------
                                                                             (Dollars in millions, except per share data)
2001
----
   Revenues.................................................................  $1,485.2    $1,456.8   $1,168.3     $1,356.8
   Income (loss) before income taxes, minority interest, discontinued
     operations and extraordinary gain (loss)...............................     124.6          .6     (280.2)      (105.4)
   Net income (loss)........................................................      84.1       (25.7)    (407.5)       (56.8)

   Income (loss) per common share:
     Basic:
       Income (loss) before discontinued operations and extraordinary
          gain (loss).......................................................      $.14       $(.14)     $(.67)       $(.30)
     Discontinued operations................................................       .10         .06       (.54)         .07
     Extraordinary gain (loss) on extinguishment of debt....................        -         (.01)         -          .06
                                                                                  ----       -----      -----        -----

          Net income (loss).................................................      $.24       $(.09)    $(1.21)       $(.17)
                                                                                  ====       =====     ======        =====

     Diluted:
       Income (loss) before discontinued operations and extraordinary
          gain (loss).......................................................      $.14       $(.14)     $(.67)       $(.30)
       Discontinued operations..............................................       .09         .06       (.54)         .07
       Extraordinary gain (loss) on extinguishment of debt..................        -         (.01)         -          .06
                                                                                  ----       -----     ------        -----

          Net income (loss).................................................      $.23       $(.09)    $(1.21)       $(.17)
                                                                                  ====       =====     ======        =====

                                      158

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

       17. FINANCIAL INFORMATION REGARDING CFC

       As previously described, CFC filed a petition for relief under the Bankruptcy Code in the United States Bankruptcy Court on December 17, 2002. On March 14, 2003, the Bankruptcy Court entered orders approving the terms of the sale of substantially all of CFC's assets. The closing of the sale of the CFC assets is subject to various closing conditions, but is currently expected to occur in the second quarter of 2003. As a result of the formalization of the plan to sell the finance business and the filing of petitions for relief under the Bankruptcy Code by the Finance Company Debtors, the finance business is being accounted for as a discontinued business in our consolidated financial statements. The consolidated statement of operations reflects the operations of the discontinued finance business in the caption "Discontinued operations" for all periods. Our December 31, 2002 consolidated balance sheet includes the total assets of the finance segment in the caption "Assets of discontinued operations" and the total liabilities of the finance segment in the caption "Liabilities of discontinued operations". We currently believe that it is unlikely that the Company will receive any net proceeds from the ultimate disposition of CFC beyond the extinguishment of CFC's liabilities and the release of related Company guarantees on CFC's debt. Accordingly, we wrote off our entire remaining investment in CFC of $64.5 million on December 31, 2002.

       The following summarizes selected balance sheet information of CFC as of December 31, 2002 and 2001:

                                       CFC
                     CONSOLIDATED BALANCE SHEET INFORMATION
                           December 31, 2002 and 2001
                              (Dollars in millions)

                                                                                                     2002          2001
                                                                                                     ----          ----
ASSETS

Retained interests in securitization trusts at fair value (amortized cost:
    2002 - $189.1; 2001 - $876.1).............................................................   $   252.6     $    710.1
Cash and cash equivalents.....................................................................       562.3          394.5
Cash held in segregated accounts for investors in securitizations.............................       394.7          550.2
Cash held in segregated accounts related to servicing agreements and
   securitization transactions................................................................       998.4          994.6
Finance receivables...........................................................................     2,023.1        3,810.7
Finance receivables - securitized.............................................................    12,460.0       14,198.5
Receivables due from Conseco, Inc.(a).........................................................       276.1          358.0
Income tax assets.............................................................................         -            267.2
Other assets..................................................................................       997.7          984.1
                                                                                                 ---------      ---------

       Total assets...........................................................................   $17,964.9      $22,267.9
                                                                                                 =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................   $   394.7      $   550.2
   Guarantee liability related to interests in securitization trusts held by others...........       326.7           39.9
   Liabilities related to certificates of deposit.............................................     2,326.0        1,790.3
   Servicing liability........................................................................       333.4           17.8
   Income tax liability.......................................................................        34.6            -
   Other liabilities..........................................................................       279.1          548.5
   Preferred stock dividends payable to Conseco, Inc.(a)......................................         -             86.1
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......    13,069.7       14,484.5
     Debtor in possession facilities..........................................................        82.0            -
     Master repurchase agreements.............................................................         -          1,691.8
     Credit facility collateralized by retained interests in securitizations..................         -            507.3
     Due to Conseco, Inc.(a)..................................................................         -            249.5
     Other borrowings.........................................................................         -            352.5
                                                                                                 ---------      ---------

          Total liabilities not subject to compromise.........................................    16,846.2       20,318.4
                                                                                                 ---------      ---------

Liabilities subject to compromise ............................................................     1,204.9            -
                                                                                                 ---------      ---------

          Total Liabilities...................................................................    18,051.1       20,318.4
                                                                                                 ---------      ---------
Shareholder's equity (deficit):
   Preferred stock (a)........................................................................       750.0          750.0
   Common stock and additional paid-in capital (a)............................................     1,209.4        1,209.4
   Accumulated other comprehensive income (loss) (net of applicable deferred
     income tax benefit:  2002 - $(63.8); 2001 - $(63.8)) (a).................................       110.6         (108.6)
   Retained earnings (deficit) (a)............................................................    (2,156.2)          98.7
                                                                                                 ---------      ---------

          Total shareholder's equity (deficit)................................................       (86.2)       1,949.5
                                                                                                 ---------      ---------

          Total liabilities and shareholder's equity (deficit)................................   $17,964.9      $22,267.9
                                                                                                 =========      =========

-------------

(a) Intercompany accounts were eliminated when consolidated with Conseco and its other wholly-owned subsidiaries.

     The following summarizes selected statement of operations information of CFC for the years ended December 31, 2002, 2001 and 2000:

                                       CFC
              CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION (a) for the years ended December 31, 2002, 2001 and 2000
                              (Dollars in millions)

                                                                                 2002           2001        2000
                                                                                 ----           ----        ----
Revenues:
   Net investment income:
     Finance receivables and other..........................................  $ 2,062.4       $2,150.1    $1,826.7
     Retained interests.....................................................       75.0          125.3       180.7
     Affiliated (b).........................................................       11.8           19.6        26.9
   Gain (loss) on sale of finance receivables...............................      (49.5)          26.9         7.5
   Servicing income.........................................................       83.9          115.3       108.2
   Impairment charges.......................................................   (1,449.9)        (386.9)     (515.7)
   Fee revenue and other income.............................................      189.9          220.5       257.4
                                                                              ---------       --------    --------

         Total revenues.....................................................      923.6        2,270.8     1,891.7
                                                                              ---------       --------    --------

Expenses:
   Provision for losses.....................................................      950.0          537.7       344.7
   Interest expense - affiliated (b)........................................       10.3           28.5       156.3
   Interest expense.........................................................    1,119.7        1,205.9       996.1
   Other operating costs and expenses.......................................      608.0          639.4       750.0
   Other operating costs and expenses - affiliated (b)......................        8.0            3.0         3.5
   Special charges..........................................................      121.9           21.5       394.3
   Reorganization items.....................................................       17.3            -           -
                                                                              ---------       --------    --------

         Total expenses.....................................................    2,835.2        2,436.0     2,644.9
                                                                              ---------       --------    --------

         Loss before income taxes, cumulative effect of accounting change
           and extraordinary gain (loss) on extinguishment of debt..........   (1,911.6)        (165.2)     (753.2)

Income tax expense (benefit):
   Tax (benefit) expense on period income...................................       34.4          (56.4)     (262.8)
   Valuation allowance for deferred tax assets..............................      245.3            -           -
                                                                              ---------       --------    --------

         Loss before cumulative effect of accounting change and
           extraordinary gain (loss) on extinguishment of debt..............   (2,191.3)        (108.8)     (490.4)

Extraordinary gain (loss) on extinguishment of debt, net of income taxes..          3.9            6.1         -
Cumulative effect of accounting change, net of income taxes.................        -              -         (45.5)
                                                                              ---------       --------    ---------

         Net loss...........................................................   (2,187.4)        (102.7)     (535.9)

Preferred stock dividends payable to Conseco (b)............................       67.5           67.5        18.6
                                                                              ---------       --------    --------

         Net loss applicable to common stock................................  $(2,254.9)      $ (170.2)   $ (554.5)
                                                                              =========       ========    ========

----------------

(a) CFC's statement of operations information has been presented as a discontinued operation in Conseco's consolidated financial statements for the periods summarized.
(b) Intercompany accounts were eliminated when consolidated with Conseco and its other wholly-owned subsidiaries.

     The following table reconciles CFC's loss before extraordinary gain (loss) and cumulative effect of accounting change as presented on the previous page to the amount included in discontinued operations in the accompanying consolidated statement of operations:

                                                                   2002             2001              2000
                                                                   ----             ----              ----
                                                                            (dollars in millions)
       Loss before extraordinary gain (loss) and cumulative
          effect of accounting change........................  $(2,191.3)         $(108.8)          $(490.4)

       Income taxes(a).......................................      279.7              -                 -

       Net expenses eliminated in consolidation, net of
          income tax.........................................        6.5              7.7              90.8

       Impairment charge related to investment in CFC........      (64.5)             -                 -
                                                               ---------          -------           -------

       Loss recognized as discontinued operations............  $(1,969.6)         $(101.1)          $(399.6)
                                                               =========          =======           =======

-------------

(a) Amount is considered in determining the income tax expense in the consolidated statement of operations.

     Refer to the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies" for disclosures related to the accounting policies of CFC. Disclosures related to the significant accounts of CFC are summarized below:

     Liabilities Subject to Compromise

     Under the Bankruptcy Code, actions by creditors to collect indebtedness CFC owes prior to the Petition Date are stayed and certain other prepetition contractual obligations may not be enforced against the Finance Company Debtors. CFC has received approval from the Bankruptcy Court to pay certain prepetition liabilities including employee salaries and wages, benefits, and other employee obligations. All other prepetition liabilities have been classified as "liabilities subject to compromise" in CFC's December 31, 2002 consolidated balance sheet.

     The following table summarizes the components of the liabilities included in the line "liabilities subject to compromise" in CFC's consolidated balance sheet as of December, 2002 (dollars in millions):

Other liabilities:
   Liability for litigation...................................................  $   38.8
   Accounts payable and accrued expenses......................................      65.8
                                                                                --------

       Total other liabilities subject to compromise..........................     104.6
                                                                                --------

Preferred stock dividends payable to Conseco, Inc.............................     153.6
                                                                                --------

Notes payable:
   Master repurchase agreements (a)...........................................     174.4
   Credit facility collateralized by retained
     interests in securitizations (a) ........................................     497.7
   Due to Conseco, Inc........................................................     273.2
   Other borrowings...........................................................       1.4
                                                                                --------

       Total notes payable subject to compromise..............................     946.7
                                                                                --------

       Total liabilities subject to compromise................................  $1,204.9
                                                                                ========

----------------

(a)  The Finance Company Debtors have guaranteed these facilities.

     Finance Receivables and Retained Interests in Securitization Trusts

     During 2002, CFC completed six securitization transactions, securitizing $2.7 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to SFAS 140. Such accounting method is referred to as the "portfolio method".

     CFC classifies the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized". The average interest rate on these receivables was approximately 12.4 percent and 12.5 percent at December 31, 2002 and 2001, respectively. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

     Conseco's leveraged condition and liquidity difficulties eliminated CFC's ability to access the securitization markets. This has required CFC to pursue whole loan sales to maintain availability under its warehouse facilities for new originations. Accordingly, CFC has classified its unsecuritized finance receivables as held for sale which requires the assets to be carried at the lower of cost or market. At December 31, 2002, CFC has an allowance of $47.1 million for certain finance receivables with current estimated market values below cost.

     During 2002 and 2001, CFC completed various loan sale transactions. During 2002, CFC sold $2.1 billion of finance receivables which generated net losses of $49.5 million. CFC also recognized a loss of $96.0 million related to the sale of $.5 billion of certain finance receivables sold as part of its cash raising initiatives in order to meet its debt obligations. See "Special Charges" elsewhere in the notes to the consolidated financial statements. In 2001, CFC sold $1.6 billion of receivables including: (i) $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $269.0 million of other loans. These sales resulted in net gains of $26.9 million in 2001.

     The following table summarizes CFC's finance receivables - securitized by business line and categorized as either part of CFC's primary lines or part of other lines (discontinued in previous periods):

                                                                                                December 31,
                                                                                           ---------------------
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Primary lines:
   Manufactured housing.............................................................    $ 6,965.3        $ 6,940.4
   Mortgage services................................................................      5,005.9          5,658.2
   Retail credit....................................................................        641.5            878.9
   Consumer finance - closed-end....................................................        407.7            580.8
                                                                                        ---------        ---------

                                                                                         13,020.4         14,058.3
   Less allowance for credit losses.................................................        560.4            288.5
                                                                                        ---------        ---------

     Net other finance receivables for primary lines................................     12,460.0         13,769.8
                                                                                        ---------        ---------

Other lines (discontinued in previous periods)......................................          -              436.9
   Less allowance for credit losses.................................................          -                8.2
                                                                                        ---------        ---------

     Net other finance receivables for other lines..................................           -             428.7
                                                                                        ---------        ---------

     Total finance receivables - securitized........................................    $12,460.0        $14,198.5
                                                                                        =========        =========

     The following table summarizes CFC's other finance receivables by business line and categorized as either a part of CFC's primary lines or a part of other lines (discontinued in previous periods):

                                                                                                December 31,
                                                                                           ---------------------
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Primary lines:
   Manufactured housing...............................................................   $  159.5         $  609.3
   Mortgage services..................................................................      260.7          1,128.9
   Retail credit......................................................................    1,599.1          1,811.1
   Consumer finance closed-end........................................................       35.8              6.3
                                                                                         --------         --------

                                                                                          2,055.1          3,555.6
   Less allowance for credit losses...................................................       86.5            111.6
                                                                                         --------         --------

     Net other finance receivables for primary lines..................................    1,968.6          3,444.0
                                                                                         --------         --------

Other lines (discontinued in previous periods)........................................       71.4            379.7
   Less allowance for credit losses...................................................       16.9             13.0
                                                                                         --------         --------

     Net other finance receivables for other lines....................................       54.5            366.7
                                                                                         --------         --------

     Total other finance receivables..................................................   $2,023.1         $3,810.7
                                                                                         ========         ========

     The changes in CFC's allowance for credit losses included in finance receivables (both securitized and other portfolios) were as follows:

                                                                                     2002         2001          2000
                                                                                     ----         ----          ----
                                                                                         (Dollars in millions)
Allowance for credit losses, beginning of year...................................  $ 421.3      $ 306.8       $  88.4
Additions to the allowance:
   Provision for losses..........................................................    950.0        537.7         344.7
Provision for losses related to discontinued lines (further discussed
     under the caption "Special Charges" below)..................................      -            -            45.9
   Provision for losses related to regulatory changes related to CFC's bank
     subsidiary (further discussed under the caption "Special Charges" below)....      -            -            48.0
   Change in allowance due to purchases and sales of certain
     finance receivables.........................................................    (21.3)         (.1)         24.7
Credit losses....................................................................   (686.2)      (423.1)       (244.9)
                                                                                   -------      -------       -------

Allowance for credit losses, end of year.........................................  $ 663.8      $ 421.3       $ 306.8
                                                                                   =======      =======       =======


     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, CFC recognized a gain and recorded its retained interest represented by the interest-only security and servicing rights. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, CFC also retained B-2 securities. CFC's net retained interests in securitization trusts at December 31, 2002 and 2001 are summarized below:

                                                                            December 31, 2002            December 31, 2001
                                                                        -------------------------     ----------------------
                                                                        Amortized       Estimated     Amortized    Estimated
                                                                          cost         fair value       cost      fair value
                                                                          ----         ----------       ----      ----------
                                                                                        (Dollars in millions)
Retained interests in securitization trusts:
     Interests securitized in the form of B-2 securities.............    $ 548.0         $ 611.5       $704.9       $528.5
     Interest-only securities........................................     (358.9)         (358.9)       171.2        181.6
                                                                         -------         -------       ------       ------

         Total retained interests, excluding guarantee liabilities...      189.1           252.6        876.1        710.1

Guarantee liability related to interests in securitization
     trusts held by others...........................................     (326.7)         (326.7)       (39.9)       (39.9)
                                                                         -------         -------       ------       ------

         Total retained interests, net of guarantee liabilities......    $(137.6)        $ (74.1)      $836.2       $670.2
                                                                         =======         =======       ======       ======

     During 2002 and 2001, CFC recognized no gain on sale related to securitized transactions.

     The retained interests in securitization trusts on CFC's balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales. CFC's retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. Management of CFC determines the discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. CFC includes the difference between estimated fair value and the amortized cost of the retained interests (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive income (loss), net of taxes."

     The determination of the value of CFC's retained interests in securitization trusts requires significant judgment. CFC has recognized significant charges when the interest-only securities did not perform as well as anticipated based on its assumptions and expectations. CFC's current valuation of retained interests may prove inaccurate in future periods. In securitizations to which these retained interests relate, CFC has retained certain contingent risks in the form of guarantees of certain lower-rated securities issued by the securitization trusts. As of December 31, 2002, the total nominal amount of these guarantees was approximately $1.4 billion. CFC considers any potential payments related to these guarantees in the projected cash flows used to determine the value of its retained interests. The discounted present value of the expected future payments related to the guarantees are classified as the "Guarantee liability related to interests in securitization trusts held by others" in CFC's balance sheet. If CFC would have to make more payments on these guarantees than anticipated, or if CFC experienced higher than anticipated rates of repayment, including due to foreclosure or charge-offs, or any adverse changes in its assumptions used for valuation, CFC would be required to recognize additional impairment charges. The $1.4 billion nominal amount of these guarantees represents the par value of the guaranteed lower-rated securities. The maximum potential amount of undiscounted future payments which CFC could be required to make on these guarantees would include both the par value and interest. Because the guaranteed securities do not have fixed maturity dates, such maximum potential amount is not possible to calculate. During 2002, 2001 and 2000, interest and principal payments related to such guarantees totaled $45.5 million, $32.7 million and $22.3 million, respectively. CFC suspended guarantee payments in the fourth quarter of 2002 and without additional liquidity in the near future, CFC will be unable to make these guarantee payments when such payments are required to be made.

     Together, the interest-only securities and the B-2 securities, represent CFC's retained interests in these securitization trusts.

     During 2002, CFC's ability to access the securitization markets was eliminated. The securitization markets are CFC's main source of funding for loans made to purchasers of repossessed manufactured homes. CFC believes that its loss severity rates were positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units are sold through company-owned sales lots or its dealer network). Since CFC is no longer able to fund the loans made on repossessed homes sold through these channels, sales through these channels have decreased and CFC must use the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates are significantly lower. Accordingly, CFC changed the loss severity assumptions used to value its retained interests to reflect the higher loss severity expected to be experienced in the future. In addition, CFC's previous assumptions reflected its belief that the adverse manufactured housing default experience in recent periods would continue through the first half of 2002 and then improve over time. Given recent circumstances, default experience is not expected to improve as previously expected. Accordingly, CFC increased the default assumptions it used to value its retained interests to reflect its future expectations. CFC's home equity/home improvement assumptions have also been adjusted to reflect recent default experience as well as CFC's future expectations.

     As described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies", the Company adopted the requirements of EITF 99-20 effective July 1, 2000. Under EITF 99-20, declines in the value of CFC's retained interests in securitization trusts are recognized when: (i) the fair value of the retained beneficial interests are less than their carrying value; and (ii) the timing and/or amount of cash expected to be received from the retained beneficial interests have changed adversely from the previous valuation which determined the carrying value of the retained beneficial interests. When both occur, the retained beneficial interests are written down to fair value as an other-than-temporary impairment.

     As a result of the requirements of EITF 99-20 and the assumption changes described above, CFC recognized an impairment charge of $1,077.2 million in 2002 for the retained beneficial interests. CFC also recognized a $336.5 million increase in the valuation allowance as a result of changes to the expected future cost of servicing the finance receivables. The levels of delinquent and defaulting loans have caused servicing costs to increase. In addition, future servicing costs are expected to increase as the portfolio ages.

     CFC recognized impairment charges of $386.9 million and $515.7 million in 2001 and 2000, respectively, for the interest-only securities that were not performing as well as expected based on its previous valuation estimates.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during 2002 and 2001 (dollars in millions):

                                                                                             2002                  2001
                                                                                          ---------             ---------
Servicing fees received.........................................................          $  46.9               $ 71.7
Cash flows from retained interests, net of guarantee payments...................             22.3                 71.3
Servicing advances paid.........................................................           (275.9)              (677.0)
Repayment of servicing advances.................................................            257.1                665.2


     During the third quarter and again in the fourth quarter of 2002, CFC changed the assumptions used to estimate the value of its retained interests to:
(i) project higher severity losses related to the defaults, reflecting CFC's inability to finance the sale of repossessed manufactured homes resulting in reliance on the wholesale disposition channel for repossessed manufactured homes; and (ii) project higher rates of default in the future, based on its current expectations. As a result of these assumptions, CFC projects that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the retained interests by approximately $225 million in 2003, $100 million in 2004, $60 million in 2005 and $10 million in 2006. These projected payments are considered in the projected cash flows CFC used to value its retained interests. Without additional liquidity in the near future, CFC will be unable to make these projected guarantee payments when such payments are required to be made. CFC projects the gross cash flows from the retained interests will exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $175 million in all years thereafter.

     Effective September 30, 2001, CFC transferred substantially all of its interest-only securities into a securitization trust. The transaction provided a means to finance a portion of the value of its interest-only securities by selling some of the cash flows to Lehman. The transfer was accounted for as a sale in accordance with SFAS 140. However, no gain or loss was recognized because the aggregate fair value of the interest retained by CFC and the cash received from the sale were equal to the carrying value of the interest-only securities prior to their transfer to the trust. The trust is a qualifying special purpose entity and is not consolidated pursuant to SFAS 140. CFC received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman purchased the remaining 15 percent interest. The value of the interest purchased by Lehman was $20.4 million at December 31, 2002. CFC continues to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman has the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment tests for these securities are conducted on a single set of cash flows representing CFC's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security are offset by positive changes in another. The new structure does not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available (such as was the case at December 31, 2002).

     On December 2, 2002, Conseco Finance elected not to make approximately $4.7 million in guarantee payments of which $.6 million was owed to outside third parties. Upon filing for protection under Chapter 11 of the United States Bankruptcy Code on December 17, 2002, Conseco Finance has not made any additional guarantee payments. The continued payment of guarantee payments depends on the restructuring results of Conseco Finance Corp. as approved by the Bankruptcy Court. There can be no guarantee that the Court will uphold the continuation of the required guarantee fees (refer to the caption entitled "Subsequent events related to CFC" for further discussion regarding the guarantee payments).

     At December 31, 2002, key economic assumptions used to determine the estimated fair value of CFC's retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent changes in those assumptions are as follows:

                                                                            Home equity/                       Interests  Interests
                                                             Manufactured       home        Consumer/           held by   held by
                                                                housing      improvement    equipment   Total   others     Conseco
                                                                -------     ------------    ---------   -----   ------     -------
                                                                                      (Dollars in millions)
Carrying amount/fair value of retained interests:

     Retained interests.....................................   $    24.6     $  234.4       $ 14.0   $   273.0   $(20.4)    $ 252.6
     Guarantee liability....................................      (299.7)        (5.8)       (21.2)     (326.7)     -        (326.7)
     Servicing liabilities..................................      (320.1)        (5.9)        (7.4)     (333.4)     -        (333.4)
                                                                 -------     --------       ------   ---------   ------     -------

         Total retained interests...........................   $  (595.2)    $  222.7       $(14.6)  $  (387.1)  $(20.4)    $(407.5)
                                                               =========     ========       ======   =========   ======     =======

Cumulative principal balance of sold finance
     receivables at December 31, 2002.......................   $15,429.6     $3,723.2       $787.2   $19,940.0
Weighted average life in years..............................         6.9          3.6          2.5         6.1
Weighted average stated customer interest rate
     on sold finance receivables............................         9.7%        11.9%        10.5%       10.2%
Assumptions to determine estimated fair value
     of retained interests at December 31, 2002:

Expected prepayment speed as a percentage
     of principal balance of sold finance receivables (a)...         7.1%        18.9%        18.0%        9.8%

     Impact on fair value of 10 percent decrease............       $(6.7)        $2.0         $(.6)      $(5.3)

     Impact on fair value of 20 percent decrease............       (18.1)         5.9         (1.1)      (13.3)

     Impact on fair value of 10 percent increase............         8.0         (1.3)          .4         7.1

     Impact on fair value of 20 percent increase............        15.8         (1.9)          .9        14.8

Expected nondiscounted credit losses as a percentage of
     principal balance of related finance receivables (a)...        20.3%         9.0%        11.7%       17.9%

     Impact on fair value of 10 percent decrease............       $26.8        $17.4         $2.2       $46.4

     Impact on fair value of 20 percent decrease............       115.3         37.6          5.2       158.1

     Impact on fair value of 10 percent increase............        (6.3)       (15.8)        (2.0)      (24.1)

     Impact on fair value of 20 percent increase............       (30.3)       (30.3)        (3.5)      (64.1)

Weighted average discount rate..............................        16.0%        16.0%        16.0%       16.0%

     Impact on fair value of 10 percent decrease............      $(11.8)       $20.3          $.9        $9.4

     Impact on fair value of 20 percent decrease............       (24.4)        43.6          2.0        21.2

     Impact on fair value of 10 percent increase............        11.2        (17.8)        (1.0)       (7.6)

     Impact on fair value of 20 percent increase............        21.6        (33.5)        (1.8)      (13.7)

-----------------

(a) The valuation of retained interests in securitization trusts is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from CFC's projections, it could have a material effect on the valuation of its retained interests. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

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

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                            Principal balance
                                                                             60 days or more             Net credit
                                                   Principal balance          past due                     losses
                                                 ---------------------      -----------------              ------
                                                                                                     for the year ended
                                                                at December 31,                          December 31,
                                                ----------------------------------------------      --------------------
                                                2002           2001           2002        2001        2002           2001
                                                ----           ----           ----        ----        ----           ----
                                                                            (Dollars in millions)
Type of finance receivables

Manufactured housing......................    $23,022.4       $25,575.1     $  803.3      $610.5    $  756.3     $  555.5
Home equity/home improvement..............      8,842.8        11,851.4        122.6       139.9       282.7        244.4
Consumer..................................      3,334.6         4,198.8         83.8       112.6       219.3        199.5
Commercial................................         82.7         1,377.0          6.5        16.2        17.7         38.3
                                              ---------       ---------     --------      ------    --------     --------

Total managed receivables.................     35,282.5        43,002.3      1,016.2       879.2     1,276.0      1,037.7

Less finance receivables securitized
   and repossessed assets.................     19,908.8        24,297.3        528.5       464.9       589.8        614.7
                                              ---------       ---------     --------      ------    --------     --------

Finance receivables held on balance sheet
   before allowance for credit losses and
   deferred points and other, net.........     15,373.7        18,705.0     $  487.7      $414.3    $  686.2     $  423.0
                                                                            ========      ======    ========     ========

Less allowance for credit losses..........        663.8           421.3

Less deferred points and other, net.......        226.8           274.5
                                              ---------       ---------

Finance receivables held on
   balance sheet..........................    $14,483.1       $18,009.2
                                              =========       =========

     The following schedule reconciles CFC's retained interests, net of guarantee liabilities, from the beginning to the end of the years presented:

                                                                                        2002         2001        2000
                                                                                        ----         ----        ----
                                                                                             (Dollars in millions)

Balance, beginning of year.........................................................  $   670.2     $ 927.5      $1,599.3
   Investment income...............................................................       75.0       125.3         180.7
   Cash paid (received):
     Gross cash received...........................................................      (67.8)     (132.6)       (279.9)
     Guarantee payments related to clean-up calls (a)..............................        -          45.3         100.3
     Guarantee payments related to interests held by others........................       45.5        32.7          22.3
   Impairment charge to reduce carrying value......................................   (1,077.2)     (264.8)       (434.1)
   Sale of securities related to a discontinued line and other.....................       15.9       (12.4)          -
   Change in interest purchased by Lehman in conjunction with
     securitization transaction....................................................       34.8       (55.2)          -
   Transfer to servicing rights in conjunction with securitization transaction.....        -         (50.0)          -
   Cumulative effect of change in accounting principle.............................        -           -           (70.2)
   Change in unrealized appreciation (depreciation) recorded in shareholders'
     equity (deficit)..............................................................      229.5        54.4        (190.9)
                                                                                     ---------     -------      --------

Balance, end of year...............................................................  $   (74.1)    $ 670.2      $  927.5
                                                                                     =========     =======      ========

-----------------------

(a) During 2001 and 2000, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. CFC holds the residual interests issued by the securitization trusts. The terms of the residual interests require the holder to make payments to the securitization trust when a clean-up call related to an underlying trust (a trust which issued interest-only securities held by the securitization trust) occurs. These payments are used to accelerate principal payments to the holders of the other securities issued by the securitization trusts. During 2001, CFC was required to make payments to the securitization trusts. These payments increased our basis in the retained interests, as the related liability assumed by CFC (and reflected in the value of the retained interest) was extinguished.

     Income Taxes

     CFC's income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities. These amounts are reflected in the balance of deferred income tax assets which totaled $925.7 million at December 31, 2002. In assessing the realization of deferred income tax assets, CFC considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the periods in which temporary differences become deductible. CFC evaluates the realizability of its deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. A valuation allowance of $925.7 million has been provided for the entire net deferred tax asset balance as of December 31, 2002, as CFC believes that the realization of such assets in future periods is uncertain. The components of CFC's income tax assets and liabilities were as follows:


                                                                                                         2002              2001
                                                                                                         ----              ----
                                                                                                           (Dollars in millions)
Deferred tax assets (liabilities):
  Net operating loss carryforwards.................................................................    $ 193.3           $   -
  Deductible timing differences:
     Interest-only securities......................................................................      536.3             (75.2)
     Unrealized (appreciation) depreciation........................................................      (22.4)             61.5
     Allowance for loan losses.....................................................................      252.2             148.2
     Other.........................................................................................      (33.7)            110.8
                                                                                                       --------           ------

          Total deferred tax assets................................................................      925.7             245.3
         Valuation allowance.......................................................................     (925.7)              -
                                                                                                       --------           ------

         Net deferred tax asset (liability)........................................................        -               245.3

Current income taxes prepaid (payable).............................................................      (34.6)             21.9
                                                                                                       -------            ------

         Net income tax assets (liabilities).......................................................    $ (34.6)           $267.2
                                                                                                       =======            ======

     Income tax expense (benefit) was as follows:

                                                                                                      2002       2001      2000
                                                                                                      ----       ----      ----
                                                                                                         (Dollars in millions)
Current tax provision..............................................................................  $ 34.4     $ 59.5    $  60.6
Deferred tax provision (benefit)...................................................................       -     (115.9)    (323.4)
                                                                                                     ------     ------    -------
             Income tax expense (benefit)..........................................................    34.4      (56.4)    (262.8)

Valuation allowance................................................................................   245.3        -          -
                                                                                                     ------     ------    -------

           Net income tax expense (benefit)........................................................  $279.7     $(56.4)   $(262.8)
                                                                                                     ======     ======    =======

     The income tax benefit differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons:

                                                                                                       2002       2001       2000
                                                                                                       ----       ----       ----
                                                                                                          (Dollars in millions)
Tax expense (benefit) on income (loss) before income taxes at statutory rate.......................  $(669.1)   $(57.8)    $(259.9)
Valuation allowance................................................................................    245.3        .2         1.6
Net deferred benefits not recognized in the current period.........................................    760.9       -           -
State taxes, net...................................................................................    (57.4)      1.2        (4.5)
                                                                                                     -------    ------     -------

       Income tax benefit..........................................................................   $279.7    $(56.4)    $(262.8)
                                                                                                      ======    ======     =======

     At December 31, 2002, CFC had $552.4 million of net operating loss carryforwards. The carryforwards will expire as follows: $54.7 in 2018; $273.6 in 2020; and $224.1 in 2022.

     CFC is under examination by the Internal Revenue Service for the periods ending June 30, 1998 through December 31, 1999. No material deficiencies are known at this time; however, the net operating losses may be reduced, utilized or reattributed as a result of the examinations.

     The above deferred income tax assets are scheduled assuming a continuation of business. The actual realization of CFC's deferred items may be materially different as the result of the conclusion of bankruptcy proceedings and the disposition of certain businesses.

     Pension Plan of CFC

     CFC provided certain pension benefits for certain eligible retired employees under a partially funded plan. Amounts related to the pension plan were as follows:

                                                                      Pension benefits
                                                                      ----------------
                                                                      2002        2001
                                                                      ----        ----
                                                                    (Dollars in millions)
Benefit obligation, beginning of year.............................     $14.8       $17.9
    Interest cost.................................................        .9         1.1
    Actuarial loss................................................       7.1          .6
    Benefits paid.................................................      (4.6)       (4.8)
                                                                       -----       -----

Benefit obligation, end of year...................................     $18.2       $14.8
                                                                       =====       =====

Fair value of plan assets, beginning of year......................     $14.2       $19.9
    Actual return on plan assets..................................      (1.1)       (1.4)
    Employer contributions........................................        .4          .5
    Benefits paid.................................................      (4.6)       (4.8)
                                                                       -----       -----

Fair value of plan assets, end of year............................     $ 8.9       $14.2
                                                                       =====       =====

Funded status.....................................................     $(9.3)      $ (.6)
Unrecognized net actuarial loss...................................      12.9         6.5
                                                                       -----       -----

       Prepaid benefit cost.......................................     $ 3.6       $ 5.9
                                                                       =====       =====

     CFC used the following weighted average assumptions to calculate benefit obligations for its 2002 and 2001 valuations: postretirement discount rate of approximately 5.0 percent and 6.5 percent, respectively; preretirement discount rate of approximately 6.0 percent and 7.0 percent, respectively; and an expected return on plan assets of approximately 9.0 percent and 9.0 percent, respectively. Beginning in 2000, as a result of plan amendments, no assumption for compensation increases was required. Included as an adjustment to accumulated other comprehensive income (loss) is a $12.7 million adjustment representing the additional minimum liability associated with this plan.

     Components of the cost CFC recognized related to its pension plan were as follows:

                                                                          Pension benefits
                                                                     --------------------------
                                                                     2002        2001      2000
                                                                     ----        ----      ----
                                                                        (Dollars in millions)
Interest cost....................................................    $  .9      $ 1.1       $ 1.4
Expected return of plan assets...................................     (1.1)      (1.5)       (1.7)
Settlement (gain) loss...........................................      2.2        1.3         (.3)
Recognized net actuarial loss....................................       .6         .3         -
                                                                     -----      -----       -----

       Net periodic cost (benefit)...............................    $ 2.6      $ 1.2       $ (.6)
                                                                     =====      =====       ======

     Notes Payable, Representing Direct Finance Obligations (Excluding Notes Payable Related to Securitized Finance Receivables Structured as Collateralized Borrowings)

       Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) of CFC at December 31, 2002 and 2001, were as follows (interest rates as of December 31, 2002):

                                                                                  2002             2001
                                                                                  ----             ----
                                                                                  (Dollars in millions)
Master repurchase agreements ("Warehouse Facilities") due on various
   dates in 2003 (3.10%).....................................................   $  176.3        $1,679.0
Residual facility collateralized by retained interests in securitizations
   due 2004 ("Residual Facility") (3.88%)....................................      497.7           507.3
Debtor in possession facility due May 2003 (10.0%)...........................       82.0             -
Medium term notes due September 2002 and April 2003..........................        -             189.7
10.25% senior subordinated notes due June 2002...............................        -             161.9 (a)
Bank credit facility due December 2002 ("U.S. Bank Facility")................        -              21.0
Note payable to Conseco (2.91%)..............................................      273.2           249.5
Other........................................................................        1.4             1.5
                                                                                --------        --------

     Total principal amount..................................................    1,030.6         2,809.9

Unamortized net discount and deferred fees...................................       (1.9)           (8.8)
                                                                                --------        --------

     Direct finance obligations..............................................   $1,028.7        $2,801.1
                                                                                ========        ========

-----------------

(a)  Includes $23.7 million held by Conseco.

     As of the Petition Date, CFC's remaining liquidity sources were a warehouse facility (the "Warehouse Facility") and a residual facility ("Residual Facility") with Lehman and a bank credit facility with U.S. Bank and together with the Warehouse Facility and Residual Facility, the "CFC Facilities". The direct borrower under (i) the Warehouse Facility is CFC's non-debtor subsidiary Green Tree Finance Corp. - Five ("GTFC"), and (ii) the Residual Facility is CFC's non-debtor subsidiary Green Tree Residual Finance Corp. I ("GTRFC"). The Warehouse Facility and the Residual Facility are fully guaranteed by CFC and, up to an aggregate of $125 million, by CIHC. CFC was the direct borrower under the U.S. Bank Facility, which was also guaranteed by CIHC up to an aggregate of $125 million.

     Prior to the Petition Date, CFC was in default under the CFC Facilities as a result of (i) cross-defaults triggered by CNC's defaulting on its debt obligations, (ii) cross-defaults among the U.S. Bank Facility, the Warehouse Facility and the Residual Facility, (iii) failure to make payments required by CFC's guarantees of payments on B-2 securities, which were issued to investors in certain finance receivable securitization transactions; and (iv) breaches of several financial covenants under the CFC Facilities. CFC entered into forbearance agreements with Lehman with respect to the Warehouse Facility and Residual Facility and with U.S. Bank with respect to U.S. Bank Facility, pursuant to which Lehman and U.S. Bank agreed to temporarily refrain from exercising any rights arising from events of default that occurred under each CFC Facility prior to the Petition Date.

     The Warehouse Facility is a repurchase facility under which primarily newly originated manufactured housing, home equity, home improvement and recreational vehicle loans originated by CFC or affiliates of CFC and transferred to GTFC are sold by GTFC to Lehman with an agreement to repurchase those loans at a later date and at a higher price. The price differential reflects the cost of financing. The Warehouse Facility provides funding to CFC for new loan origination. The Warehouse Facility and the Residual Facility are cross-collateralized.

     The Residual Facility is collateralized by retained interests in securitizations. CFC is required to maintain collateral based on current estimated fair values in accordance with the terms of such facility. Due to the decrease in the estimated fair value of its retained interests, CFC's collateral was deficient at December 31, 2002 (as calculated in accordance with the relevant transaction documents, which provide that Lehman calculates the value of CFC's collateral within its sole discretion). Pursuant to the forbearance agreement entered into with Lehman on December 20, 2002, Lehman agreed not to accelerate the repayment of the Residual Facility based on the collateral deficiency through June 1, 2003. Under the terms of this forbearance agreement, Lehman retains the cash flows from CFC's retained interests pledged under this facility and applies those cash flows to the margin deficit. As mentioned above, this forbearance agreement is subject to a number of conditions that may cause it to terminate prior to June 1, 2003. The filing by CNC, CIHC and CFC of a Chapter 11 petition triggered additional defaults under the CFC Facilities.

     On December 19, 2002, shortly after the filing of the Chapter 11 Cases, CFC obtained the FPS DIP provided by U.S. Bank and FPS DIP LLC, an affiliate of Fortress Investment Group LLC ("Fortress"), J.C. Flowers & Co. LLC. ("Flowers") and Cerberus Capital Management, L.P. ("Cerberus"). The DIP financing is for up to $125,000,000. The DIP financing motion was granted by the Bankruptcy Court on January 14, 2003.

     From time to time, CFC has failed to comply with certain covenants regarding the maximum permissible variance of the budgets provided to the FPS DIP lenders in connection with the FPS DIP. In each instance, CFC has obtained appropriate waivers. The occurrence of events of default under the FPS DIP, may cause events of default under the Lehman December 20 Agreements (as defined below).

     On December 20, 2002, CFC, GTFC, and GTRFC, entered into several agreements with Lehman: (the "Lehman December 20 Agreements") (i) providing that Lehman temporarily refrain from exercising any rights arising from events of default that occurred under each relevant CFC Facility (including, but not limited to, those arising out of CNC, CIHC and CFC filing for Chapter 11 relief) until June 1, 2003; (ii) indirectly providing CFC with up to $25,000,000 in postpetition financing by allowing GTFC to provide intercompany loans to CFC with cash flows obtained from the Warehouse Facility; (iii) decreasing the capacity of the Warehouse Facility to a maximum of $250,000,000; and (iv) otherwise amending the Warehouse Facility and the Residual Facility. These agreements are subject to a number of conditions that may cause them to terminate prior to June 1, 2003.

     As a result of CFC's defaults and the Lehman December 20 Agreements, CFC may not draw funds from the Residual Facility.

     During 2002, CFC repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $3.9 million (net of income taxes). In March 2002, CFC completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of $58.5 million (including $23.7 million held by Conseco) of the senior subordinated notes was retired at maturity on June 3, 2002.

     In April 2002, CFC completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, CFC tendered for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to both tender offers and other debt repurchases completed prior to the tender offers of $2.7 million was retired at maturity on September 26, 2002.

     During 2001, CFC repurchased $55.4 million par value of its 10.25% senior subordinated notes due June 2002 for $51.9 million (resulting in an extraordinary gain of $2.1 million, net of income taxes of $1.3 million). Also during 2001, CFC repurchased $34.0 million par value of its 6.5% medium term notes due September 2002 for $27.5 million (resulting in an extraordinary gain of $4.0 million, net of income taxes of $2.5 million).

     Notes Payable Related to Securitized Finance Receivables Structured as Collateralized Borrowings

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $13,069.7 million and $14,484.5 million at December 31, 2002 and 2001, respectively. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. In some instances, CFC is required to advance principal and interest payments even though the payments on the underlying finance receivables which back the notes have not yet been received. The average interest rate on these notes was 6.7 percent and 6.4 percent at December 31, 2002 and 2001, respectively. The notes payable balance also includes amounts related to financing transactions securitized by: (i) capitalized expenses related to the refurbishment of repossessed assets; and
(ii) principal and interest advances. The outstanding liability on these facilities at December 31, 2002 was $85 million.

     Special Charges

     2002

     The following table summarizes the special charges incurred by CFC during 2002, which are further described in the paragraphs which follow (dollars in millions):

     Loss related to assets sold to raise cash......................................       $ 97.6
     Costs related to debt modification and refinancing transactions................         39.4
     Reduction in value of Lehman warrant...........................................        (38.1)
     Abandonment of computer processing system......................................         16.3
     Other items....................................................................          6.7
                                                                                           ------

         Special charges before income tax benefit..................................       $121.9
                                                                                           ======

     Loss related to assets sold to raise cash

     CFC completed various asset sales which resulted in net losses of $97.6 million in 2002. Such amounts included the loss of $96.0 million related to the sales of $463 million of certain finance receivables and $1.6 million of additional loss related to receivables required to be repurchased from the purchaser of the vendor services receivables pursuant to the repurchase clauses in the agreements.

     Costs related to debt modification and refinancing transactions

     In conjunction with the various modifications to borrowing arrangements and refinancing transactions and the recognition of deferred expenses for terminated financing arrangements, CFC incurred costs of $39.4 million in 2002 which are not permitted to be deferred pursuant to GAAP.

     Reduction in value of Lehman warrant

     As partial consideration for a financing transaction, Conseco Finance issued a warrant to Lehman which permits the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Additionally, until May 2003, the holder has the right (subject to certain terms and conditions) to convert the warrant into convertible preferred stock of Conseco. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been included in other liabilities and is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at December 31, 2002 was nil based on current valuations of Conseco Finance. Accordingly, CFC recorded a $38.1 million reduction in the value of the warrant during 2002.

     Abandonment of computer processing systems

     In 2002, CFC incurred a $16.3 million charge for the abandonment of certain computer processing systems. CFC is abandoning such systems given the recent changes to its business and its decision to no longer originate certain types of loans.

     2001

     The following table summarizes the special charges incurred by CFC during 2001, which are further described in the paragraphs which follow (dollars in millions):

Severance benefits, litigation reserves and other restructuring charges...................   $ 20.3
Loss related to sale of certain finance receivables.......................................     11.2
Change in value of warrant................................................................    (10.0)
                                                                                              -----

     Special charges before income tax benefit............................................   $ 21.5
                                                                                             ======

     Severance benefits, litigation reserves and other restructuring charges

     During 2001, Conseco developed plans to change the way it operates. Such changes were undertaken in an effort to improve CFC's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, CFC was required to recognize the costs associated with most restructuring activities as the costs were incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered;
(ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. Since the severance costs associated with their planned activities met these requirements, CFC recognized a charge of $6.2 million in 2001 related to severance benefits and other restructuring charges. CFC also recognized charges of: (i) $7.5 million related to its decision to discontinue the sale of certain types of life insurance in conjunction with lending transactions; and (ii) $6.6 million related to certain litigation matters.

     Loss related to the sale of certain finance receivables

     During 2001, CFC recognized a loss of $2.2 million on the sale of $11.2 million of finance receivables. Also, during 2001, the purchaser of certain credit card receivables returned certain receivables pursuant to a return of accounts provision included in the sales agreement. Such returns and the associated losses exceeded the amounts CFC initially anticipated when the receivables were sold. CFC recognized a loss of $9.0 million related to the returned receivables.

     Change in value of warrant

     As partial consideration for a financing transaction, CFC issued a warrant which permits the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant or CFC may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Additionally, until May 2003, the holder has the right (subject to certain terms and conditions) to convert the warrant into preferred stock of Conseco. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been included in other liabilities and is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at December 31, 2001 was $38.1 million. The estimated value was determined based on discounted cash flow and market multiple valuation techniques. During 2001, CFC recognized a $10.0 million benefit as a result of the decreased value of the warrant (which was classified as a reduction to special charges).

     2000

     CFC incurred significant special charges during 2000, primarily related to the restructuring of its debt and its business. The following table summarizes the special charges, which are further described in the paragraphs which follow (dollars in millions):

Lower of cost or market adjustment for finance receivables
     identified for sale....................................................     $103.3
Loss on sale of transportation loans and vendor services
     financing business.....................................................       51.0
Loss on sale of asset-based loans...........................................       53.0
Costs related to closing offices and streamlining businesses................       29.5
Abandonment of computer processing systems..................................       35.8
Transaction fees paid and warrant issued....................................       78.4
Reserve methodology change at bank subsidiary...............................       48.0
Net gain on sale of certain loans and other items...........................       (4.7)
                                                                                 ------

         Special charges before income tax benefit..........................     $394.3
                                                                                 ======

     Lower of cost or market adjustment for finance receivables identified for sale

     On July 27, 2000, CFC announced several courses of action to restructure its business, including the sale or runoff of the finance receivables of several business lines. The carrying value of the loans held for sale was reduced to the lower of cost or market, consistent with CFC's accounting policy for such loans. The reduction in value of these loans of $103.3 million (including a $45.9 million increase to the allowance for credit losses) primarily related to transportation finance receivables (primarily loans for the purchase of trucks and buses). These loans had experienced a significant decrease in value as a result of the adverse economic effect that increases in oil prices and competition had on borrowers in the transportation business during 2000.

     Loss on sale of transportation loans and vendor service financing business

     During the fourth quarter of 2000, CFC sold transportation loans with a carrying value of $566.0 million (after the market adjustment described above) in whole loan sale transactions. CFC recognized an additional loss of $30.7 million on the sale. During 2000, CFC recognized a special charge and reduced goodwill by $20.3 million, representing the difference between: (i) the carrying value of the net assets of the vendor services financing business; and (ii) the anticipated proceeds from the sale of such business, which was completed in the first quarter of 2001.

     Loss on sale of asset-based loans

     During the third quarter of 2000, CFC sold asset-based loans with a carrying value of $152.2 million in whole loan sale transactions. CFC recognized a loss of $53.0 million on these sales.

     Costs related to closing offices and streamlining businesses

     CFC's restructuring activities included the closing of several branch offices and streamlining its businesses. These activities included a reduction in the work force of approximately 1,700 employees. CFC incurred a charge of $6.9 million related to severance costs paid to terminated employees in 2000. CFC also incurred lease termination and direct closing costs of $12.3 million associated with the branch offices closed in conjunction with the restructuring activities. In addition, fixed assets and leasehold improvements of $10.3 million were abandoned when the branch offices were closed.

     Abandonment of computer processing systems

     CFC recorded a $35.8 million charge in 2000 to write off the carrying value of capitalized computer software costs for projects that have been abandoned in conjunction with its restructuring. These costs are primarily associated with:
(i) computer processing systems under development that would require significant additional expenditures to complete and that were inconsistent with its business plan; and (ii) computer systems related to the lines of business discontinued by CFC and therefore were no longer required.

     Advisory fees and warrant paid and/or issued to Lehman and other investment banks

     In May 2000, CFC sold approximately $1.3 billion of finance receivables to Lehman and its affiliates for cash and a right to share in future profits from a subsequent sale or securitization of the assets sold. CFC paid a $25.0 million transaction fee to Lehman in conjunction with the sale, which was included in special charges. Such loans were sold to Lehman at a value which approximated net book value, less the fee paid to Lehman.

     During the second and third quarters of 2000, CFC repurchased a significant portion of the finance receivables sold to Lehman. These finance receivables were subsequently included in securitization transactions structured as financings. The cost of the finance receivables purchased from Lehman did not differ materially from the book value of the loans prior to their sale to Lehman.

     Lehman has also amended its master repurchase financing facilities to expand the types of assets financed. As partial consideration for the financing transaction, Lehman received a warrant, with a nominal exercise price, for five percent of the common stock of CFC. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000. The estimated fair value of the warrant did not change materially during 2000.

     CFC also paid Lehman $5.3 million in advisory fees related to the business and debt restructuring.

     Reserve Methodology Change at Bank Subsidiary

     During the fourth quarter of 2000, CFC increased the allowance for credit losses related to credit card receivables held by its bank subsidiary. CFC implemented a more conservative approach pursuant to a regulatory examination, which resulted in this special charge.

     Gain on sale of certain loans and other items

     During 2000, CFC sold substantially all of the finance receivables related to its bankcard (Visa and Mastercard) portfolio. CFC recognized a gain of $9.7 million on the sale.

     During 2000, CFC recognized $5.0 million of other costs related to its restructuring.

     Reorganization Items

     During 2002, CFC incurred professional fees associated with its bankruptcy proceedings which totaled $17.3 million. Such items are expensed and classified in accordance with SOP 90-7.

     Subsequent events related to CFC

     On March 14, 2003, the Bankruptcy Court approved a new servicing agreement which was agreed upon by CFC and the securitization bondholders. Pursuant to the agreement the servicing fee for the manufactured housing securitization trusts will increase to 125 bps for the first 12 months subsequent to the closing of the sale of CFC's assets to CFN and 115 bps thereafter. This is an increase from the original servicing fee of 50 bps. This agreement also moves the payment of the servicing fee to the top of the cash flow streams before distributions to the bondholders. Previously, this servicing fee was distributed after all principal and interest payments were made to all bondholders. The modifications to the servicing agreements will have a favorable impact on the cash flow and valuation of CFC's servicing rights. Under the new servicing assumptions, CFC's servicing rights would have been valued at $180.8 million as of December 31, 2002, an increase in value of $514.2 million. The change adversely affects the valuation of our retained interests and guarantee liability related to interests in securitization trusts held by others by $10.3 million and $216.1 million, respectively. The valuations for the retained interests and the guarantee liability related to interests in securitization trusts held by others as of December 31, 2002 under the new assumptions would have been $242.2 million and $(542.8) million, respectively.

     Through April 1, 2003, CFC has failed to make $254.2 million in guarantee payments of which $91.8 million was owed to outside third parties. These amounts are contemplated in the above mentioned valuations using the new servicing agreement and related assumptions.

     On April 14, 2003, the Bankruptcy Court approved an amendment to the FPS DIP to increase the maximum permitted borrowings thereunder, from $125 million to $150 million.

     18.  FINANCIAL INFORMATION REGARDING CVIC

     In October 2002, Conseco Life Insurance Company of Texas (a wholly-owned subsidiary of the Company) completed the sale of CVIC to Inviva, Inc. ("Inviva"), a holding company that owns The American Life Insurance Company of New York. CVIC marketed tax qualified annuities and certain employee benefit-related insurance products through professional independent agents. Pursuant to SFAS 144, CVIC is accounted for as a discontinued operation. Our consolidated statement of operations reflects the operations of CVIC in the caption "Discontinued operations" for all periods. The consideration received from Inviva at closing (subject to adjustment based upon the adjusted statutory balance sheet of CVIC at September 30, 2002) totaled $83.7 million, of which $35.0 million was in the form of Series D Preferred Shares (the "Preferred Shares") issued by Inviva and the remainder was in cash. Under the terms of the purchase agreement, if the adjusted statutory book value of CVIC at September 30, 2002, is less than a specified value, the purchase price shall be reduced by the amount that such specified value exceeds the adjusted statutory book value. In addition, Conseco Life Insurance Company of Texas received a dividend of approximately $75 million from CVIC immediately prior to the closing. We recognized a loss on the sale of $93.1 million. There was no income tax benefit recognized on the transaction.

     The Preferred Shares accrue dividends (in-kind) at an annual rate of 19 percent. On or after December 31, 2002, our insurance subsidiary that holds these shares may elect to exchange the Preferred Shares for non-voting common stock of JNF Holding Company, Inc., a wholly-owned subsidiary of Inviva, ("JNF") that now owns all of the stock of CVIC. If not previously exchanged, on October 15, 2003, the Preferred Shares will be mandatorily exchanged into the common stock of JNF and our insurance subsidiary that holds the Preferred Shares will be entitled to receive a $1.67 million cash fee upon the occurrence of such exchange. After the exchange has occurred, such JNF common stock may be repurchased by JNF at any time at 115 percent of the stated value of the Preferred Shares plus accrued and unpaid dividends thereon immediately prior to the exchange.

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

     The following summarizes selected financial information of CVIC:

                                                                                                    December 31,
                                                                                                        2001
                                                                                                    -----------
                                                                                               (Dollars in millions)
     Total investments..........................................................................     $1,399.6
     Cost of policies purchased.................................................................        100.7
     Cost of policies produced..................................................................        228.0
     Assets held in separate accounts........................................................         1,649.1
     Total assets...............................................................................      3,631.1

     Insurance liabilities......................................................................      1,382.9
     Liabilities related to separate accounts...................................................      1,649.1
     Investment borrowings......................................................................        151.8
     Total liabilities..........................................................................      3,242.6

     Net assets of discontinued operations....................................................          388.5

                                      181

                                                                                                    Year ended
                                                                                                    December 31,
                                                                                        ---------------------------------
                                                                                        2002             2001        2000
                                                                                        ----             ----        ----
                                                                                               (Dollars in millions)
     Insurance policy income.....................................................     $   30.5         $ 73.0       $ 49.6
     Net investment income.......................................................       (217.3)         (61.7)       309.9
     Net realized investment losses..............................................        (76.7)         (34.3)       (11.8)
     Total revenues..............................................................       (263.3)         (23.0)       347.9

     Insurance policy benefits...................................................       (234.7)         (81.7)       263.4
     Amortization................................................................        117.4           33.7         27.3
     Total expenses..............................................................       (102.9)         (17.4)       319.5

     Pre-tax income (loss).......................................................       (160.4)          (5.6)        28.4

     Net income (loss)...........................................................      $(101.6)        $ (5.6)       $17.7
     Income taxes................................................................        (58.8)(a)        -            -
     Loss on sale of CVIC........................................................        (93.1)           -            -
                                                                                         -----         ------        -----

         Amount classified as discontinued operations............................      $(253.5)        $ (5.6)       $17.7
                                                                                       =======         ======        =====

---------------
(a) Amount is considered in determining the income tax expense in the consolidated statement of operations.

     19.  INVESTMENTS IN VARIABLE INTEREST ENTITIES

     The Company has investments in various types of special purpose entities and other entities, some of which are VIEs under FIN 46, as described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies". The following are descriptions of our significant investments in VIEs:

     Brickyard Trust

     In 1998, the Company invested in an investment trust known as the Brickyard Loan Trust ("Brickyard"). Brickyard is a collateralized debt obligation trust which participates in an underlying pool of commercial loans. The initial capital structure of Brickyard consisted of $575 million of senior financing provided by unrelated third party investors and $127 million of notes and certificates owned by the Company and others. As a result of our 85 percent ownership interest in the subordinated certificates, we are the primary beneficiary of Brickyard. In accordance with ARB 51 "Consolidated Financial Statements", Brickyard is consolidated in our financial statements, because of:
(i) our investment management subsidiary, Conseco Capital Management, Inc. was the investment manager; and (ii) our significant ownership of the subordinated certificates. Included in "Assets held in separate accounts and investment trust" were $410.2 million and $481.1 million at December 31, 2002 and 2001, respectively, of assets which serve as collateral for Brickyard's obligations. These amounts are offset by a corresponding liability account, the value of which fluctuates in relation to changes in the values of the investments. At December 31, 2002 the net carrying value of our investment was $66.7 million, which is also the maximum loss we could recognize if the loans held in the trust experiences significant defaults. The senior note obligations have no recourse to the general credit of the Company.

     Other Investment Trusts

     In December 1998, the Company formed three investment trusts which were special purpose entities formed to hold various fixed maturity, limited partnership and other types of investments. The initial capital structure of each of the trusts consisted of: (i) approximately 96 percent principal-protected senior notes; (ii) approximately 3 percent subordinated junior notes; and (iii) 1 percent equity. The senior principal-protected notes are collateralized by zero coupon treasury notes with par values and maturities matching the par values and maturities of the principal-protected senior notes. Conseco's life insurance subsidiaries own 100 percent of the senior principal-protected notes. Certain of Conseco's non-life insurance subsidiaries own all of the subordinated junior notes, which have a preferred return equal to the total return on the trusts' assets in excess of principal and interest on the senior notes. The equity of the trusts is owned by unrelated third parties.

     The three investment trusts are VIEs under FIN 46 because the trusts' equity represents significantly less than 10 percent of total capital and the subordinated junior notes were intended to absorb expected losses and receive virtually all expected residual returns. Based on our 100 percent ownership of the subordinated junior notes, we are the primary beneficiary of the investment trusts. All three trusts are consolidated in our financial statements at December 31, 2002. The carrying value of the total invested assets in the three trusts were approximately $382 million at December 31, 2002, which also represents Conseco's maximum exposure to loss as a result of our ownership interests in the trusts. The trusts have no obligations or debt to outside parties.

     Investment in General Motors Building

     In 1998, Conseco invested in a partnership which was formed to acquire and own the 50 story office building in New York City known as the General Motors Building (the "GM Building"). The partnership acquired the GM Building for approximately $878 million. The initial capital structure of the partnership consisted of: (i) a $700 million senior mortgage; (ii) $200 million of subordinated debt with a stated fixed return of 12.7 percent payable-in-kind, and the opportunity to earn an additional residual return; and (iii) $30 million of partnership equity, owned 50 percent by Conseco and 50 percent by an affiliate of Donald Trump. A Trump affiliate also served as general manager of the acquired building. We own 100 percent of the subordinated debt. The partnership is a VIE under FIN 46 because the $30 million of equity represents significantly less than 10 percent of total partnership capital and the subordinated debt was intended to absorb virtually all expected losses and receive a significant portion of expected residual returns. Based on our 100 percent ownership of the subordinated debt, we are the primary beneficiary of the GM Building partnership. Accordingly, the partnership will be consolidated in our financial statements beginning in the third quarter 2003. We do not expect the consolidation of the GM Building partnership to have a material impact on our financial condition or results of operations. The real estate asset, which will be added to our balance sheet as a result of consolidation, collateralizes the partnership's senior mortgage obligation. The existing senior mortgage obligation, which would also be added to our balance sheet as a result of consolidation, is not guaranteed by Conseco and does not have recourse against Conseco's general credit. The existing senior mortgage obligation matures on August 1, 2003.

     At December 31, 2002, actively managed fixed maturities at fair value included $277.8 million of subordinated debt and accrued interest in the GM Building partnership. Other invested assets included our $15 million equity investment at December 31, 2002. The investments in subordinated debt and equity represent our maximum exposure to investment loss as a result of our involvement in the partnership. As more fully described in the note to the consolidated financial statements entitled "Other Disclosures", the other investor in the partnership has filed a lawsuit against Conseco.

     Other Investments in Variable Interest Entities

     Certain limited partnerships and other entities, which are part of our non-traditional investment portfolio, are VIEs. However, our investments in each of those entities are not significant and, therefore, the disclosure and consolidation requirements of FIN 46 are not applicable. In each case, the carrying value included in other invested assets represents the Company's maximum exposure to loss as a result of its involvement with the entity.

     ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding Executive Officers is included under a separate caption at the end of Part I.

     The following information regarding each Director includes, as of April 11, 2003, such person's age, positions with Conseco, principal occupation and business experience for the last five years, and tenure as a Director of Conseco.

                                     Director            Positions with Conseco, Principal                 Term
             Name and Age              Since            Occupation and Business Experience               Expiring
      --------------------------     --------   -------------------------------------------------        --------

      John M. Mutz, 67                  1997    Since 1999, investor and consultant.                        2005
                                                   President of PSI Energy Inc. (electric utility) from
                                                   1994 to 1999.  From 1989 to 1993 President of Lilly
                                                   Endowment, Inc. (charitable foundation).  From
                                                   1980  to 1988, Lieutenant Governor of the State of
                                                   Indiana.
      Robert S. Nickoloff, 74           1998    From 1993 to present, Chairman of KMN, Inc.                 2005
                                                   (medical venture capital).
                                                   From 1999 to present, General
                                                   Counsel of Venturi Group LLC
                                                   (medical venture capital).
      Gary C. Wendt, 61                 2000    Since June 2000, Chairman of Conseco.  From June            2005
                                                   2000 until October 2002, Chief Executive Officer of
                                                   Conseco.  From 1999 to 2000, associated with Global
                                                   Opportunity Advisors (a private equity investment
                                                   fund).  From 1986 to 1998, Chairman and Chief
                                                   Executive Officer of GE Capital Services.  From
                                                   1984 to 1986, President and Chief Operations Officer
                                                   of GE Credit Corp.  Also a director of Sanchez
                                                   Computer Associates, Inc.
      Julio A. Barea, 55                2001    Since 2002, partner of Kiwi Holdings, Inc.  From 1998       2003
                                                   to 2002, Vice President of Sara Lee Corporation.
                                                   From 1997 to 1998 President and Chief Executive
                                                   Officer of Sara Lee Underwear.
      Carol Bellamy, 60                 2001    Since 1995, Executive Director of UNICEF.                   2003
      Lawrence M. Coss, 64              1998    Private Investor.  Founder, Chief Executive Officer         2003
                                                   and Director of Green Tree Financial Corporation
                                                   (now known as Conseco Finance Corp.) from 1975 to
                                                   1998).
      Thomas M. Hagerty, 40             2000    From July 2000 until March 2001, Senior Vice                2003
                                                   President and Acting Chief Financial Officer of
                                                   Conseco.  Since 1988 employed by Thomas H. Lee
                                                   Partners, L.P. and its predecessor, Thomas H. Lee
                                                   Company.  Also a Director of Metris Companies,
                                                   Inc., ARC Holdings, Cott Corp.and Syratech Corp.
      David V. Harkins, 62              1999    From April 28 until June 28, 2000, interim Chairman         2004
                                                   of the Board and Chief Executive Officer of Conseco.
                                                   Since 1999, President of Thomas H. Lee Partners
                                                   and since its founding in 1974 has been affiliated
                                                   with Thomas H. Lee Partners, L.P. and its
                                                   predecessor, Thomas H. Lee Company.  Also a
                                                   Director of Metris Companies, Inc., Cott Corp.,
                                                   Fisher Scientific International Inc., Stanley
                                                   Furniture Company, Inc., and Syratech Corp.
      M. Phil Hathaway, 73              1984    Retired. Formerly Treasurer of Cook Group Inc.              2004
                                                   (medical equipment, property and casualty insurance
                                                   and real estate development operations).  Also a
                                                   Certified Public Accountant.

                                     Director            Positions with Conseco, Principal                 Term
             Name and Age              Since            Occupation and Business Experience               Expiring
      --------------------------     --------   -------------------------------------------------        --------
      Samme Thompson, 57                2002    Since April 2002, President of Telit Associates, Inc.       2004
                                                   (consulting).  From 1999 until April 2002, Senior
                                                   Vice President Strategy and Corporate
                                                   Development of Motorola Corporation.  From 1994 to
                                                   1999 President of Telit Associates, Inc.
      William J. Shea, 55               2002    Since November 2002, Chief Executive Officer, since         2001
                                                   September 2001 President and from March 2002
                                                   until November 2002 Acting Chief Financial Officer of
                                                   Conseco.  From 1998 to 2001, Chairman of the
                                                   Board of Demoulas Supermarkets, Inc.; from 1999
                                                   to 2000, CEO of View Tech, Inc. (integrated video-
                                                   conferencing) and from 1993 to 1998, Vice
                                                   Chairman and Chief Financial Officer of BankBoston
                                                   Corporation.

     Because of Conseco's bankruptcy filing on December 17, 2002, the foregoing officers (disclosed at the end of Part I) and directors have served as such of a bankrupt company. Additionally, the officers listed in Part I serve as officers and/or directors of various subsidiaries of Conseco that also filed bankruptcy petitions on December 17, 2002.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Conseco's Directors and executive officers, and each person who is the beneficial owner of more than 10 percent of any class of Conseco's outstanding equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Conseco. Specific due dates for these reports have been established by the SEC, and Conseco is required to disclose any failure by such persons to file such reports for fiscal year 2002 by the prescribed dates. Officers, Directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Conseco with copies of all reports filed with the SEC pursuant to Section 16(a) of the Exchange Act. To Conseco's knowledge, based solely on review of the copies of reports furnished to Conseco and written representations that no other reports were required, all filings required pursuant to Section 16(a) of the Exchange Act applicable to Conseco's officers, Directors and greater than 10 percent beneficial owners were made for the year ended December 31, 2002, with the exception of one report that was not filed by Mr. Wendt to report the cancellation of his restricted stock.

     ITEM 11. EXECUTIVE COMPENSATION.

     Summary Compensation Table

     The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation paid to each person who served as chief executive officer and the other four most highly compensated individuals who served as executive officers of Conseco in 2002 (collectively, the "Named Officers") for services rendered during 2002.


                                                                                     Long-Term Compensation
                                                                                     ----------------------
                                                   Annual Compensation                       Awards
                                              ------------------------------         ----------------------
                                                                                                  Number of
                                                                                                  Securities
                                                                                    Restricted    Underlying
                                                                                      Stock      Options/SARs           All Other
 Name and Principal Position         Year      Salary      Bonus      Other(1)       Awards(2)  (in shares)(3)     Compensation(4)
----------------------------        -------   --------   --------    ---------       ---------  ---------------    ----------------
Gary C. Wendt                        2002    $129,487    $8,000,000  $  70,163       $   --           --                $  --
                                     2001       --          --          58,617           --           --                    661,281
                                     2000       --          --          25,641        24,400,000   10,000,000            45,870,278

William J. Shea (5)                  2002     774,038     1,100,000     87,625            --          --                      3,677
   President and Chief Executive     2001     147,756       250,000                      340,000      450,000
   Officer                                                                                                                       92

Edward M. Berube                     2002     660,000       660,000                       --          --                      5,500
   Senior Vice President             2001     660,000       693,000                       --          100,000               269,778
                                     2000     600,000       500,000                       --          230,000                   552
Maxwell E. Bublitz                   2002     700,000       450,000(5)                    --           --                     6,790
  Senior Vice President,             2001     625,000       450,000                       --           25,000                 6,750
  Investment                         2000     250,000       900,000                       --           30,000                 6,750

Eugene M. Bullis (5)(7)              2002     243,590       600,000                       --           --                  --
  Executive Vice President
  and Chief Financial Officer

John R. Kline (5)(8)                 2002     214,571     1,052,500                       --           --                     6,310
  Senior Vice President
  and Chief Accounting Officer

--------------------
(1)     Includes for Mr. Wendt $56,008 in 2002, $45,839 in 2001 and $17,452 in
        2000 relating to his personal use of Company aircraft. Includes for Mr. Shea $68,541 relating to his personal use of Company aircraft in 2002. The Named Officers did not otherwise have other annual compensation for 2002, 2001 or 2000 that is required to be disclosed under SEC rules concerning executive officer and director compensation disclosure.

(2) The amount shown in this column for Mr. Wendt represents the value of the award of 3,200,000 shares of restricted Common Stock based on the closing price of the Common Stock on June 28, 2000. Those shares were scheduled to vest on November 1, 2002, but were cancelled because he was not then employed by Conseco. The amount shown in this column for Mr. Shea represents the value of the award of 50,000 shares of restricted Common Stock based on the closing price of the Common Stock on September 17, 2001. The shares are scheduled to vest as follows if Mr. Shea remains employed by Conseco: 20 percent on June 30, 2003, 40 percent on September 17, 2003 and 40 percent on September 17, 2004. Mr. Shea is entitled to receive any dividends paid on the Common Stock during the restricted period after the shares have vested. The value of those shares at December 31, 2002 was $1,950.

(3)     No stock appreciation rights have been granted.

(4) For 2002, the amounts reported in this column represent amounts paid for the Named Officers for: (i) individual life insurance premiums; (ii) group life insurance premiums; and (iii) the employer contribution under the ConsecoSave Plan. The table below shows such amounts for each Named Officer.

                                           Individual           Group Life
                                         Life Insurance          Insurance           ConsecoSave Plan
                    Name                    Premiums             Premiums              Contributions
           ----------------------      ------------------    ------------------     ------------------
           Gary C. Wendt                    $   --               $   --                     $   --
           William J. Shea                   2,435                1,242                         --
           Edward M. Berube                     --                   --                      5,500
           Maxwell E. Bublitz                1,290                   --                      5,500
           Eugene M. Bullis                     --                   --                         --
           John R. Kline                        --                  810                      5,500

----------------
(5) No compensation information is reported for years prior to the year in which the Named Officer became an executive officer of the Company.
(6) The bonus for Mr. Bublitz has not been paid and is subject to approval of the Bankruptcy Court.
(7)  Mr. Bullis' employment commenced in July 2002.
(8)  Mr. Kline became an executive officer in July 2002.

     Employment Contracts and Change-In-Control Arrangements

     Mr. Shea has an employment agreement with Conseco for a term ending July 31, 2005, with a minimum annual salary of $750,000, annual bonuses at the discretion of the Compensation Committee of the Board of Directors, various restricted stock and stock option awards, supplemental bonuses of $1,500,000 on June 30, 2004, and $2,500,000 on March 31, 2005, a severance allowance upon termination of employment and certain insurance and other fringe benefits.

     Mr. Berube has an agreement with Conseco Services, LLC, a subsidiary of Conseco, which provides for a base salary of $660,000 per year, annual bonuses based on the achievement of performance parameters and certain other benefits.

     Conseco also has an employment agreement with Mr. Bublitz for a term ending December 31, 2003, with a minimum annual salary of $250,000, annual bonuses in the discretion of the Compensation Committee or Board of Directors, a severance allowance upon termination of employment and certain insurance and other fringe benefits.

     Each of the employment agreements described above includes provisions pursuant to which the employee may elect to receive, in the event of a termination of the agreement in anticipation of or following a change in control of Conseco (a "Control Termination"), a severance allowance. Under the terms of Mr. Shea's employment agreement, upon a Control Termination, Mr. Shea is entitled to the greater of: (i) 1.5 times his base salary for the most recent fiscal year; or (ii) $4,000,000 multiplied by a fraction, the numerator of which is equal to the number of months from June 1, 2002, until the date of termination of his employment agreement, and the denominator of which is 34. Under the terms of his agreement with Conseco, Mr. Berube is entitled to a severance payment equal to two years of total cash compensation, but in no case less then $2,320,000 in the event of a change of control, a major change in strategy resulting in the elimination of his role, a material reduction in his responsibilities or termination of employment for other than cause. Upon any such event, Mr. Berube is also entitled to receive a payment of up to $1,234,000 depending on the gains realized from 200,000 stock options granted to him during 2000 at a price of $7.63 per share.

     Under the terms of Mr. Bublitz's employment agreement with Conseco, he would be entitled to receive a lump sum payment, net of applicable taxes, within 30 days of a Change of Control equal to the purchase price paid by Mr. Bublitz to acquire shares of Common Stock under the Company's stock purchase plans plus all accrued interest, less the value of the consideration to be paid for such stock in any transaction relating to a Change of Control. Within 30 days after a "Termination of Service" (similar to the definition of Control Termination above), Mr. Bublitz is entitled to receive a lump sum payment equal to the lesser of (a) five times the base salary, bonuses and other incentive compensation paid to him by Conseco during the calendar year immediately preceding the Change of Control or (b) five million dollars ($5,000,000). As defined in the employment agreement with Mr. Bublitz, "Change of Control" means the acquisition prior to December 31, 2003 by any person of securities of the Company representing 51% or more of the combined voting power of the Company's then outstanding securities entitled to vote with respect to the election of its Board of Directors.

     Conseco entered into an employment agreement with Mr. Wendt on June 28, 2000. Pursuant to the employment agreement, Mr. Wendt received no salary for the first two years and was to receive a salary of $1 million per year thereafter. The agreement also provided for a cash bonus at the end of two years of between $8 million and $50 million, depending on the price of the company's common stock. Because the common stock was trading at less than $10 per share in 2002, the amount of the bonus paid to Mr. Wendt was $8 million. Mr. Wendt resigned from his position as the Chief Executive Officer of Conseco. Because of Mr. Wendt's resignation, his agreement terminated.

     Mr. Bullis has an employment agreement with Conseco Services, LLC for a term ending June 30, 2003, with an annual salary of $500,000, a bonus for the period ending December 31, 2002 of up to $250,000, a bonus for the period ended June 30, 2003 of up to $250,000, a severance allowance upon termination of employment and certain insurance and other fringe benefits. Mr. Kline has an employment agreement with Conseco for a term ending July 14, 2004, with an annual salary of at least $275,000, bonuses at the discretion of Conseco, a signing bonus of $865,000 subject to payment to Conseco in a pro rata amount in the event Mr. Kline voluntarily left Conseco (based on the portion of the 2-year period ending July 14, 2004, remaining after the date of such voluntary termination of employment), a severance allowance upon termination of employment and other fringe benefits.

     See the discussion under the table headed Option Grants in 2002 concerning change-in-control provisions related to stock options.

     Stock Options

     The following table sets forth certain information concerning the exercise in 2002 of options to purchase Common Stock by the Named Officers and the unexercised options to purchase Common Stock held by such individuals at December 31, 2002.

     Aggregated Option Exercises in 2002 and Year-End Option Values

                                                                        Number of Securities
                                                                       Underlying Unexercised           Value of Unexercised
                                       Number of                       Options (in shares) at          In-the-Money Options at
                                    Shares Acquired       Value           December 31, 2002               December 31, 2002
                                                                    ---------------------------     -----------------------
       Name                           On Exercise       Realized     Exercisable    Unexercisable    Exercisable   Unexercisable
------------------                 ---------------      --------    ------------   --------------   ------------  --------------
Gary C. Wendt                             0                 0                0               0            0              0
William J. Shea                           0                 0           90,000         360,000            0              0
Edward M. Berube..                        0                 0           28,500         518,500            0              0
Maxwell E. Bublitz                        0                 0          551,356         315,000            0              0
Eugene M. Bullis..                        0                 0                0               0            0              0
John R. Kline                             0                 0           15,835          25,725            0              0

     All outstanding options under the 1994 Stock Plan and the 1997 Plan immediately vest and become exercisable or satisfiable upon the occurrence of a Change of Control. The Compensation Committee, in its discretion, may determine that upon the occurrence of such a transaction, each option outstanding shall terminate within a specified number of days after notice to the holder thereof, and such holder shall receive, with respect to each share of Common Stock subject to such option, cash in an amount equal to the excess of: (i) the higher of (x) the Fair Market Value (as defined in the 1994 Stock Plan and the 1997
Plan) of such shares of Common Stock immediately prior to the occurrence of such transaction or (y) the value of the consideration to be received in such transaction for one share of Common Stock; over (ii) the price per share, if applicable, of Common Stock set forth in such option. If the consideration offered to shareholders of Conseco in any transaction described in this paragraph consists of anything other than cash, the Compensation Committee shall determine the fair cash equivalent of the portion of the consideration offered which is other than cash. These provisions will not terminate any rights of a holder to further payments pursuant to any agreement between Conseco and such holder following a Change of Control. A "Change of Control" of Conseco is deemed to occur under the 1994 Stock Plan and the 1997 Plan if: (i) any person becomes the beneficial owner, directly or indirectly, of securities of Conseco representing 25 percent or more of the combined voting power of Conseco's outstanding securities then entitled to vote for the election of directors; or
(ii) as the result of a tender offer, merger, consolidation, sale of assets, or contest for election of directors, or any combination of the foregoing transactions or events, individuals who were members of the Board of Directors of Conseco immediately prior to any such transaction or event shall not constitute a majority of the Board of Directors following such transaction or event. However, no Change of Control shall be deemed to have occurred if and when either: (i) any such change is the result of a transaction which constitutes a "Rule 13e-3 transaction" as such term is defined in Rule 13e-3 promulgated under the Exchange Act; or (ii) any such person becomes, with the approval of the Board of Directors of Conseco, the beneficial owner of securities of Conseco representing 25 percent or more but less than 50 percent of the combined voting power of Conseco's then outstanding securities entitled to vote with respect to the election of its Board of Directors and in connection therewith represents, and at all times continues to represent, in a filing, as amended, with the SEC on Schedule 13D or Schedule 13G (or any successor Schedule thereto) that "such person has acquired such securities for investment and not with the purpose nor with the effect of changing or influencing the control of Conseco, nor in connection with or as a participant in any transaction having such purpose or effect," or words of comparable meaning and import.

     Mr. Bublitz has an employment agreement with Conseco (see Employment Contracts and Change-in-Control Agreements) that provide, in the event of a Control Termination such Named Officer may elect, within 60 days after such Control Termination, to receive a lump sum payment from Conseco in return for surrender by such Named Officer of all or any portion of the options then outstanding held by such Named Officer to purchase shares of Common Stock or successor securities ("Unexercised Options"). Unexercised Options include all outstanding options whether or not then exercisable. For each Unexercised Option to purchase one share of Common Stock, Conseco must pay to the Named Officer an amount equal to the Put Price. Amounts to be paid to Mr. Bublitz for Unexercised Options in the event of a Control Termination of his employment agreement are to be reduced by the exercise price of his Unexercised Options.

     Compensation of Directors

     Directors who are not also employees of Conseco are entitled to receive an annual fee of $50,000, a fee of $500 for each Board or committee meeting they attend, and an annual fee of $3,000 for serving as chairman of a Board committee. The 1994 Stock Plan provides for an annual grant to each non-employee director of options to purchase 5,000 shares of Common Stock on the date of the annual meeting of shareholders at a price equal to the market price of Common Stock on the date of grant. Messrs. Barea, Bellamy, Coss, Hagerty, Harkins, Hathaway, Mutz, Nickoloff and Thompson each received such a grant in 2002. The options were scheduled to vest 20 percent per year on each of the first five anniversary dates of grant, subject to acceleration upon a Change of Control.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The members of the Compensation Committee during 2002 were Messrs. Barea, Hathaway, Nickoloff and Thompson.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as of April 11, 2003 regarding ownership of Common Stock (excluding shares held by subsidiaries) and Series F Preferred Stock by the only persons known to own beneficially more than 5 percent thereof, by the Directors individually, by the executive officers named in the Summary Compensation Table in Item 11 individually, and by all current Directors and executive officers of Conseco as a group. Where any footnote indicates that shares included in the table are owned by, or jointly with, family members or by an affiliate of such person, the Director or executive officer may be deemed to exercise shared voting and investment power with respect to those shares, unless otherwise indicated.

                                                                                          Shares Owned and
                                                                                         Nature of Ownership
                   Title of Class                  Name and Address(1)                 Number (2)        Percent
                 ------------------    ------------------------------------------  ------------------  ---------
                                       5-Percent Owners:
                 Preferred             Thomas H. Lee Equity Fund IV, L.P.(2)          2,855,502 (3)        100%
                   Stock                   75 State Street
                                           Boston, MA 02109
                 Common Stock          Thomas H. Lee Equity Fund IV, L.P.            28,555,020(3)(4)       7.6%
                                           75 State Street
                                           Boston, MA 02109
                                       Directors and Executive Officers:
                 Common Stock          Julio A. Barea                                      1,000              *
                 Common Stock          Carol Bellamy                                           0              *
                 Common Stock          Edward M. Berube                                   28,500              *
                 Common Stock          Maxwell E. Bublitz                              1,167,226              *
                 Common Stock          Eugene M. Bullis                                        0              *
                 Common Stock          Lawrence M. Coss                                7,337,123(5)          2.1%
                 Common Stock          Thomas M. Hagerty                              25,437,717(6)          6.8%
                 Common Stock          David V. Harkins                               25,459,648(7)          6.9%
                 Common Stock          M. Phil Hathaway                                  199,255(8)           *
                 Common Stock          John R. Kline                                      35,417              *
                 Common Stock          John M. Mutz                                      60,600(9)            *
                 Common Stock          Robert S. Nickoloff                               127,498              *
                 Common Stock          William J. Shea                                   140,000              *
                 Common Stock          Samme Thompson                                      5,000              *
                 Common Stock          Gary C. Wendt                                   1,692,567(10)          *
                 Common Stock          Directors and executive officers
                                       as a group (16 persons)                        36,319,664(11)         9.7%

--------------

(1)  Address given for 5-percent owners only.

(2) The number of shares listed includes shares of Common Stock that the individual has a right to acquire as of or within 60 days of April 11, 2003 upon exercise of outstanding stock options or warrants (although in each case the exercise price far exceeds the trading price of the Common Stock) as follows: Mr. Berube (28,500), Mr. Bublitz (586,356), Mr. Coss (2,245,659), Mr. Hagerty (4,000), Mr. Harkins (4,000), Mr. Hathaway
     (68,000), Mr. Kline (15,835), Mr. Mutz (18,000), Mr. Nickoloff (62,990),
     Mr. Shea (90,000) and all current executive officers and directors as a group (3,123,340).

(3) The shareholder listed, together with certain affiliates and other entities and individuals (including Messrs. Hagerty and Harkins), jointly filed a
     Schedule 13D on December 22, 1999 relating to the purchase of an aggregate of 2,597,403 shares of Series F Preferred Stock, each share of which is convertible into 10 shares of Common Stock. The amount listed in the table reflects additional shares of Series F Preferred Stock which have been issued in payment of dividends since the date of the Schedule 13D filing.

(4) Represents shares of Common Stock that may be acquired upon conversion of Series F Preferred Stock.

(5) Includes 79,918 shares held by his spouse and 14,663 shares held by his children. Mr. Coss expressly disclaims beneficial ownership of the shares held by his wife and children.

(6) The address for Mr. Hagerty is c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. Represents shares of Common Stock that may be acquired upon conversion of the Series F Preferred Stock. Of those shares of Common Stock, 22,422,065 shares are beneficially owned by the Thomas H. Lee Equity Fund IV, L.P., 768,117 shares are beneficially owned by Thomas H. Lee Foreign Fund IV, L.P. and 2,177,705 shares are beneficially owned by Thomas
     H. Lee Foreign Fund IV-B, L.P. Mr. Hagerty disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

(7) The address for Mr. Harkins is c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. Represents shares of Common Stock that may be acquired upon conversion of Series F Preferred Stock. Of those shares of Common Stock, 8,838 shares are beneficially owned by the 1995 Harkins Gift Trust, 22,422,065 shares are beneficially owned by the Thomas H. Lee Equity Fund IV, L.P., 768,117 shares are beneficially owned by Thomas H. Lee Foreign Fund IV, L.P. and 2,177,705 shares are beneficially owned by Thomas H. Lee Foreign Fund IV-B, L.P. Mr. Harkins disclaims beneficial ownership of all shares except to the extent of his pecuniary interest.

(8)  Includes 16,000 shares owned by Mr. Hathaway's wife.

(9) Includes 42,600 shares held by Mr. Mutz's wife. Mr. Mutz expressly disclaims beneficial ownership of the shares held by his wife.

(10) Includes 64,282 shares held by Mr. Wendt's wife as to which shares Mr. Wendt expressly disclaims beneficial ownership.

(11) Includes 25,521,478 shares of Common Stock which may be acquired upon conversion of Series F Preferred Stock.

*    Less than 1%.
                                      191

     Equity Compensation Plan Information

     The following table sets forth information about the Company's common stock that may be issued under all of the Company's existing equity compensation plans as of December 31, 2002, including the 1994 Stock Plan and the 1997 Plan.

                                                                                                Number of securities
                                                                                               remaining available for
                                           Number of securities                                 future issuance under
                                             to be issued upon          Weighted-average         equity compensation
                                                exercise of             exercise price of         plans (excluding
                                           outstanding options,       outstanding options,    securities reflected in
       Plan category                        warrants or rights         warrants or rights            column (a))
       -------------                        ------------------         ------------------            ----------
       Equity compensation
         plans approved by
         security holders                        23,520,000                  $15.95                  52,668,000

       Equity compensation
         plans not approved
         by security holders                              -                       -                           -
                                                 ----------                  ------                 -----------

         Total                                   23,520,000                  $15.95                  52,668,000
                                                 ==========                  ======                  ==========

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Conseco adopted stock purchase plans (the "Purchase Plans") to encourage direct, long-term ownership of Conseco stock by Directors, executive officers and certain key employees. Purchases of Common Stock under the Purchase Plans were financed by personal loans made to the participants from banks. Such loans were collateralized by the Common Stock purchased. Approximately 170 Directors, officers and key employees of Conseco and its subsidiaries participated in the Purchase Plans and purchased an aggregate of approximately 19.0 million shares of Common Stock offered under the Purchase Plans. Conseco guaranteed the loans but has recourse to the participants if it incurs a loss under the guarantees. As a result of declines in the price of the Common Stock, the value of shares pledged as collateral for the bank loans is substantially less than the amount of such loans. The aggregate number of shares of Common Stock purchased by each current director or executive officer that is participating in the Purchase Plans and the largest amount owed on the guaranteed bank loans during 2002 were as follows: Mr. Bublitz - 420,631 shares and $13,466,130 and John R. Kline (an executive officer) - 10,000 shares and $371,702. As of March 31, 2003, the outstanding bank loan balance for Mr. Bublitz was $13,466,130. Mr. Kline repaid his loan during 2002.

     In addition, Conseco agreed to provide loans to these participants for the interest payments payable on the guaranteed bank loans. The largest amounts owed by current directors or executive officers on the interest-payment loans during 2002 were as follows: Mr. Bublitz, $3,991,865 and Mr. Kline $106,042. As of March 31, 2003, the outstanding principal balance of the interest-payment loan for Mr. Bublitz was $4,715,904. Mr. Kline repaid his interest payment loan during 2002. The interest payment loans bear interest at a variable rate per annum equal to the lowest interest rate per annum being paid by Conseco under its most senior borrowing facility, and as of March 31, 2003, the interest rate was 8.75 percent per annum.

     During 2000, the Board of Directors approved two plans (the "Work-Down Plans") relating to the Purchase Plans. One of the Work-Down Plans applies, with certain exceptions, to current employees and the other applies to all other participants in the Purchase Plans. Participants who elected to participate in the Work-Down Plans participated in a refinancing of the bank loans through December 31, 2003. The Work-Down Plans require participants to make payments on or provide additional collateral to secure their obligations under the Purchase Plan in specified amounts or on such other terms as the special committee of the Board of Directors administering the Work-Down Plans approves. Employees also have an opportunity to be awarded bonus points tied to the achievement of specified goals. The bonus points will have a value tied to the employee's Purchase Plan obligations. The bonus points may be redeemed at the expiration of the Work-Down Plan in which event, the employee must pay the Company a portion of the amount, if any, by which the value of the employee's stock in the Purchase Plan exceeds $25.00 per share.

     ITEM 14. CONTROLS AND PROCEDURES.

     Based on their evaluations as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. Effective disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation.

                                     PART IV

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)     1. Financial Statements. See Index to Consolidated Financial
             Statements on page 79 for a list of financial statements included in this Report.

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

   (b)    Reports on Form 8-K

          A report on Form 8-K dated October 3, 2002, was filed with the Commission to report under Item 5, a memorandum issued by the Registrant's Chief Operating Officer to the Company's shareholders and other interested parties summarizing information about the Company.

          A report on Form 8-K dated October 22, 2002, was filed with the Commission to report under Item 9, the Company's plan to seek new investors for Conseco Finance Corp.'s businesses.

          A report on Form 8-K dated December 3, 2002, was filed with the Commission to report under Item 5, a memorandum issued by the Registrant's Chief Executive Officer to the Company's shareholders and other interested parties summarizing information about the Company.

          A report on Form 8-K dated December 17, 2002, was filed with the Commission to report under Item 3, the Company's filing for relief under Chapter 11 of the United States Bankruptcy Code.

          A report on Form 8-K dated December 18, 2002, was filed with the Commission to report under Item 5, the United States Bankruptcy Court's equity trading restriction order and the related motion.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2003.

                                  CONSECO, INC.

                                  By:  /s/ William J. Shea
                                       --------------------
                                       William J. Shea, President and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                        Title (Capacity)                                Date
---------                                        ----------------                                ----
/s/ WILLIAM J. SHEA                              President and Chief Executive Officer           April 14, 2003
---------------------------------                and Director
William J. Shea                                  (Principal Executive Officer)


/s/ EUGENE M. BULLIS                             Executive Vice President                        April 14, 2003
---------------------------------                and Chief Financial Officer
Eugene M. Bullis                                 (Principal Financial Officer)


/s/ JOHN R. KLINE                                Senior Vice President                           April 14, 2003
---------------------------------                and Chief Accounting Officer
John R. Kline                                    (Principal Accounting Officer)


/s/ GARY C. WENDT                                Director                                        April 14, 2003
---------------------------------
Gary C. Wendt

/s/ LAWRENCE M. COSS                             Director                                        April 14, 2003
---------------------------------
Lawrence M. Coss

/s/ THOMAS M. HAGERTY                            Director                                        April 14, 2003
---------------------------------
Thomas M. Hagerty

/s/ M. PHIL HATHAWAY                             Director                                        April 14, 2003
---------------------------------
M. Phil Hathaway

/s/ JOHN M. MUTZ                                 Director                                        April 14, 2003
---------------------------------
John M. Mutz

/s/ ROBERT S. NICKOLOFF                          Director                                        April 14, 2003
---------------------------------
Robert S. Nickoloff

/s/ DAVID V. HARKINS                             Director                                        April 14, 2003
---------------------------------
David V. Harkins

/s/ JULIO A. BAREA                               Director                                        April 14, 2003
---------------------------------
Julio A. Barea

/s/ CAROL BELLAMY                                Director                                        April 14, 2003
---------------------------------
Carol Bellamy

/s/ SAMME THOMPSON                               Director                                        April 14, 2003
---------------------------------
Samme Thompson

                         CONSECO, INC. AND SUBSIDIARIES

                                  CERTIFICATION



I, William J. Shea, certify that:

1. I have reviewed this annual report on Form 10-K of Conseco, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the years presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 14, 2003

                          /s/ William J. Shea
                          --------------------------------------------
                          William J. Shea, President and Chief Executive Officer

                         CONSECO, INC. AND SUBSIDIARIES


                                  CERTIFICATION



I, Eugene M. Bullis, certify that:

1. I have reviewed this annual report on Form 10-K of Conseco, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the years presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 14, 2003
                                 /s/ Eugene M. Bullis
                                 --------------------------------------------
                                 Eugene M. Bullis, Executive Vice President and
                                   Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders and Board of Directors
Conseco, Inc.


     Our report on the consolidated financial statements of Conseco, Inc. and subsidiaries is included on page 80 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 193 of this Form 10-K. In our opinion, the financial statement schedules referred to above, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     The accompanying consolidated financial statements have been prepared assuming that Conseco, Inc. will continue as a going concern, which contemplates continuity of Conseco's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in the notes to the consolidated financial statements, on December 17, 2002, Conseco, Inc. and several of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and Conseco's recurring losses from operations raise substantial doubt about Conseco's ability to continue as a going concern. Conseco, Inc. is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of Conseco as a going concern is contingent upon, among other things, the confirmation of Conseco's Plan of Reorganization and Conseco's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that Conseco's assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

     As discussed in note 4 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in 2000 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.



                                             /s/ PricewaterhouseCoopers LLP
                                             --------------------------------
                                             PricewaterhouseCoopers LLP


Indianapolis, Indiana
April 11, 2003

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                        as of December 31, 2002 and 2001
                              (Dollars in millions)

                                     ASSETS

                                                                                                    2002           2001
                                                                                                    ----           ----
Cash and cash equivalents.................................................................        $   41.9     $   152.2
Cash held in segregated accounts for the payment of debt..................................             -            54.7
Other invested assets.....................................................................             8.0          15.3
Investment in wholly-owned subsidiaries (eliminated in consolidation).....................         3,899.7       9,528.5
Notes receivable from Conseco Finance (eliminated in consolidation).......................             -           249.5
Receivable from subsidiaries (eliminated in consolidation)................................         1,272.9       1,643.7
Income tax assets.........................................................................            54.3         521.2
Other assets..............................................................................            66.9          10.7
                                                                                                  --------     ---------

          Total assets....................................................................        $5,343.7     $12,175.8
                                                                                                  ========     =========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable.........................................................................       $     -       $ 4,085.0
    Notes payable to subsidiaries (eliminated in consolidation)...........................             -           353.5
    Payable to subsidiaries (eliminated in consolidation).................................             5.1         477.7
    Liabilities subject to compromise.....................................................         4,873.3           -
    Affiliated liabilities subject to compromise..........................................           572.4           -
    Other liabilities.....................................................................            21.8         592.1
                                                                                                 ---------     ---------

          Total liabilities...............................................................         5,472.6       5,508.3
                                                                                                 ---------     ---------

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts........         1,921.5       1,914.5

Shareholders' equity (deficit):
    Preferred stock.......................................................................           501.7         499.6
    Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2002 - 346,007,133;
        2001 - 344,743,196) ..............................................................         3,497.0       3,484.3
    Accumulated other comprehensive income (loss).........................................           580.6        (439.0)
    Retained earnings (deficit)...........................................................        (6,629.7)      1,208.1
                                                                                                 ---------     ---------

          Total shareholders' equity (deficit)............................................        (2,050.4)      4,753.0
                                                                                                 ---------     ---------

          Total liabilities and shareholders' equity (deficit)............................       $ 5,343.7     $12,175.8
                                                                                                 =========     =========



                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
              for the years ended December 31, 2002, 2001 and 2000
                              (Dollars in millions)

                                                                                        2002          2001         2000
                                                                                        ----          ----         ----
Revenues:
   Net investment income..........................................................   $     3.3       $  29.9   $    77.3
   Dividends from subsidiaries (eliminated in consolidation)......................       276.0         216.3       178.0
   Fee and interest income from subsidiaries (eliminated in consolidation)........        68.6         170.2       347.3
   Net investment losses..........................................................        (2.1)        (53.5)      (66.8)
   Gain on sale of interest in riverboat..........................................         -           192.4         -
   Other income...................................................................         1.5           1.6         7.6
                                                                                     ---------       -------   ---------

       Total revenues.............................................................       347.3         556.9       543.4
                                                                                     ---------       -------   ---------

Expenses:
   Interest expense on notes payable (contractual interest for 2002 of $328.7)....       325.3         369.5       438.4
   Provision for loss.............................................................       147.2         169.6       231.5
   Intercompany expenses (eliminated in consolidation)............................         -            21.0        28.0
   Operating costs and expenses...................................................        91.9          53.8        37.0
   Special charges................................................................        30.5          49.6       281.6
   Reorganization items, net......................................................        14.4           -           -
                                                                                     ---------       -------   ---------

       Total expenses.............................................................       609.3         663.5     1,016.5
                                                                                     ---------       -------   ---------

       Loss before income taxes, equity in undistributed earnings of subsidiaries, distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, discontinued operations,
         extraordinary gain (loss) and cumulative effect of accounting change.....      (262.0)       (106.6)     (473.1)

Income tax expense (benefit):
   Tax benefit on period income...................................................       (50.5)       (115.6)     (185.7)
   Valuation allowance for deferred tax assets....................................       811.2           -           -
                                                                                     ---------       -------   ---------

       Income (loss) before equity in undistributed earnings of subsidiaries, distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, discontinued operations, extraordinary
         gain (loss) and cumulative effect of accounting change...................    (1,022.7)          9.0      (287.4)

Equity in undistributed loss of subsidiaries before discontinued operations, extraordinary gain (loss) and cumulative effect of accounting change
   (eliminated in consolidation)..................................................    (1,475.6)       (205.9)     (316.3)
                                                                                     ---------       -------   ---------

       Loss before distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, discontinued operations, extraordinary gain (loss) and cumulative effect of
         accounting change........................................................    (2,498.3)       (196.9)     (603.7)

Distributions on Company-obligated mandatorily redeemable preferred securities
   of subsidiary trusts (contractual distributions for 2002 of $179.8)............       173.2         119.5       145.3
                                                                                     ---------       -------   ---------

       Loss before discontinued operations, extraordinary gain (loss)
         and cumulative effect of accounting change...............................    (2,671.5)       (316.4)     (749.0)

Discontinued operations of subsidiaries, net of income taxes......................    (2,223.1)       (106.7)     (381.9)
Extraordinary gain (loss) on extinguishment of debt, net of income taxes:
   Parent company.................................................................         1.9          11.1        (5.0)
   Subsidiary.....................................................................         6.2           6.1         -
Cumulative effect of accounting change of subsidiaries, net of income taxes.......    (2,949.2)          -         (55.3)
                                                                                     ---------       -------   ---------

       Net loss...................................................................    (7,835.7)       (405.9)   (1,191.2)

Preferred stock dividends (contractual distributions for 2002 of $2.1)............         2.1          12.8        11.0
                                                                                     ---------       -------   ---------

       Loss applicable to common stock............................................   $(7,837.8)      $(418.7)  $(1,202.2)

                                                                                     =========       =======   =========

                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
              for the years ended December 31, 2002, 2001 and 2000
                              (Dollars in millions)

                                                                                           2002         2001         2000
                                                                                           ----         ----         ----
Cash flows from operating activities:
     Net loss.......................................................................   $(7,835.7)    $  (405.9)   $(1,191.2)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Equity in undistributed earnings of consolidated subsidiaries *............     1,475.6         205.9        316.3
         Discontinued operations of subsidiaries....................................     2,223.1         106.7        381.9
         Cumulative effect of accounting change of subsidiaries.....................     2,949.2           -           -
         Provision for loss on loan guarantees......................................       147.2         169.6        231.5
         Net investment losses......................................................         2.1          53.5         66.8
         Income taxes ..............................................................       723.4           (80.1)      (351.7)
         Extraordinary charge on extinguishment of debt.............................        (8.1)        (26.9)         7.7
         Cumulative effect of change in accounting..................................         -             -           85.2
         Distributions on Company-obligated mandatorily redeemable preferred
           securities of subsidiary trusts..........................................       173.2         183.9        223.5
         Special charges............................................................        10.2          41.9        112.1
         Gain on sale of interest in riverboat......................................         -          (192.4)
         Other......................................................................       272.7          71.8        (19.9)
                                                                                       ---------     ---------    ---------

         Net cash provided (used) by operating activities...........................       132.9         128.0       (137.8)
                                                                                       ---------     ---------    ---------

Cash flows from investing activities:
   Sales and maturities of investments..............................................        16.7         375.9        228.2
   Investments and advances to consolidated subsidiaries*...........................       (72.2)          -       (1,427.2)
   Purchases of investments.........................................................       (59.2)        (50.1)      (220.0)
   Payments from subsidiaries*......................................................        21.5         535.9      2,218.0
                                                                                       ---------     ---------    ---------

         Net cash provided by investing activities..................................       (93.2)        861.7        799.0
                                                                                       ---------     ---------    ---------

Cash flows from financing activities:
   Issuance of common and convertible preferred shares..............................         -             4.1           .8
   Repurchase of Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts................................................         -             -         (250.0)
   Issuance of notes payable and commercial paper...................................         -           410.8      3,537.2
   Payments on notes payable........................................................       (75.5)     (1,349.4)    (3,114.6)
   Payments on notes payable to affiliates*.........................................         -             -           (3.1)
   Payments to repurchase equity securities of Conseco, Inc.........................         -             -         (102.6)
   Dividends to subsidiaries*.......................................................       (43.0)        (43.0)       (52.8)
   Dividends and distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts......................................       (86.2)       (181.2)      (302.1)
                                                                                       ---------     ---------   ----------

         Net cash used by financing activities......................................      (204.7)     (1,158.7)      (287.2)
                                                                                       ---------     ---------   ----------

         Net increase (decrease) in cash and cash equivalents.......................      (165.0)       (169.0)       374.0

   Cash and cash equivalents, beginning of year.....................................       206.9         375.9          1.9
                                                                                       ---------     ---------   ----------

   Cash and cash equivalents, end of year...........................................   $    41.9     $   206.9   $    375.9
                                                                                       =========     =========   ==========

     *  Eliminated in consolidation

                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                                   SCHEDULE II

                    Notes to Condensed Financial Information

1.   Basis of Presentation

     The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. ("Conseco" or "CNC"). The condensed financial information includes the accounts and activity of the parent company and its wholly-owned non-insurance subsidiaries which act as the holding companies for Conseco's life insurance subsidiaries.

2.   Condensed Consolidating Financial Information

     The obligations under our current bank credit facilities, which had a principal balance of $1,531.4 million at December 31, 2002, are guaranteed by CIHC, Incorporated, ("CIHC") a wholly-owned subsidiary of Conseco, and the ultimate holding company for Conseco's principal operating subsidiaries. In addition, CIHC has guaranteed up to $250.0 million of debt of Conseco Finance Corp. ("CFC"), and up to $481.3 million of bank loans to certain of our current and former directors, officers and key employees which were used to purchase shares of our common stock.

     As described in the note to the consolidated financial statements entitled "Notes Payable", Conseco completed an exchange of approximately $1.3 billion aggregate principal amount of newly issued guaranteed notes for its senior unsecured notes held by "qualified institutional buyers," institutional "accredited investors," or non U.S. persons in transactions outside the United States. The bonds which were exchanged have identical principal and interest amounts, but the new bonds have extended maturities and are guaranteed on a senior subordinated basis by CIHC. Such guarantee is subordinated to the guarantees of CIHC summarized in the preceding paragraph. The guarantee is on parity with CIHC's senior subordinated debt including a $177.4 million note to CFIHC, Inc. CFIHC, Inc. is a subsidiary of CIHC.

     The following condensed consolidating financial information as of December 31, 2002 and 2001, and for the three years ended December 31, 2002, summarizes the accounts of CIHC, Conseco and other holding companies which comprise the parent company. Such condensed consolidating financial information should be read in conjunction with the consolidated financial statements of Conseco.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                                  Balance Sheet
                             as of December 31, 2002

                              (Dollars in millions)

                                     ASSETS

                                                                                       Conseco, Inc.                  Total
                                                                          CIHC,          and other               Conseco, Inc.
                                                                      Incorporated        holding                   (parent
                                                                    (holding company)    companies   Eliminations   company)
                                                                    -----------------    ---------   ------------   --------
Cash and cash equivalents.........................................      $   25.9       $    16.0      $     -      $    41.9
Other invested assets.............................................           5.8             2.2            -            8.0
Investment in wholly-owned subsidiaries
    (eliminated in consolidation).................................       4,440.3         5,360.9       (5,901.5)     3,899.7
Receivable from subsidiaries (eliminated in consolidation)........       1,278.7         1,007.8       (1,013.6)     1,272.9
Income tax assets.................................................          (4.7)           59.0            -           54.3
Other assets......................................................          .1              66.8            -           66.9
                                                                        --------       ---------      ---------    ---------

          Total assets............................................     $ 5,746.1       $ 6,512.7      $(6,915.1)   $ 5,343.7
                                                                       =========       =========      =========    =========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Payable to subsidiaries (eliminated in consolidation).........     $     4.8       $    71.3      $   (71.0)   $     5.1
    Liabilities subject to compromise.............................           7.4         4,865.9            -        4,873.3
    Affiliated liabilities subject to compromise..................       1,030.3           558.1       (1,016.0)       572.4
    Other liabilities.............................................           -              21.8            -           21.8
                                                                       ---------       ---------      ---------    ---------

          Total liabilities.......................................       1,042.5         5,517.1       (1,087.0)     5,472.6
                                                                       ---------       ---------      ---------    ---------

Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.........................................           -           1,921.5            -        1,921.5

Shareholders' equity (deficit):
    Preferred stock...............................................         268.8         1,401.7       (1,168.8)       501.7
    Common stock and additional paid-in capital...................       8,718.8         3,800.0       (9,021.8)     3,497.0
    Accumulated other comprehensive income........................         585.6           580.6         (585.6)       580.6
    Retained earnings (deficit)...................................      (4,869.6)       (6,708.2)       4,948.1     (6,629.7)
                                                                       ---------       ---------      ---------    ---------

          Total shareholders' equity (deficit)....................       4,703.6          (925.9)      (5,828.1)    (2,050.4)
                                                                       ---------       ---------      ---------    ---------

          Total liabilities and shareholders' equity (deficit)....     $ 5,746.1       $ 6,512.7      $(6,915.1)   $ 5,343.7
                                                                       =========       =========      =========    =========

                                      203

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                                  Balance Sheet
                             as of December 31, 2001

                              (Dollars in millions)

                                     ASSETS

                                                                                        Conseco, Inc.                 Total
                                                                          CIHC,           and other              Conseco, Inc.
                                                                      Incorporated         holding                  (parent
                                                                    (holding company)     companies  Eliminations   company)
                                                                    -----------------     ---------  ------------   --------

Cash and cash equivalents.........................................     $     1.0       $   151.2    $      -      $   152.2
Cash held in segregated accounts for the payment of debt..........           -              54.7           -           54.7
Other invested assets.............................................           3.5            11.8           -           15.3
Investment in wholly-owned subsidiaries
    (eliminated in consolidation).................................      10,240.6        10,166.6     (10,878.7)     9,528.5
Notes receivable from Conseco Finance
    (eliminated in consolidation).................................         249.5             -             -          249.5
Receivable from subsidiaries (eliminated in consolidation)........       1,535.8         2,685.1      (2,577.2)     1,643.7
Income taxes......................................................        (210.8)          648.8          83.2        521.2
Other assets......................................................           1.0             9.7           -           10.7
                                                                       ---------       ---------    ----------    ---------

          Total assets............................................     $11,820.6       $13,727.9    $(13,372.7)   $12,175.8
                                                                       =========       =========    ==========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable.................................................     $     -         $ 4,085.0    $      -      $ 4,085.0
    Notes payable to subsidiaries (eliminated in consolidation)...       1,279.8            77.0      (1,003.3)       353.5
    Payable to subsidiaries (eliminated in consolidation).........         313.3         1,094.0        (929.6)       477.7
    Other liabilities.............................................          35.7           556.4           -          592.1
                                                                       ---------       ---------    ----------    ---------

          Total liabilities.......................................       1,628.8         5,812.4      (1,932.9)     5,508.3
                                                                       ---------       ---------    ----------    ---------

Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.........................................           -           1,914.5           -        1,914.5

Shareholders' equity:
    Preferred stock...............................................         250.8         1,399.6      (1,150.8)       499.6
    Common stock and additional paid-in capital...................       8,763.4         3,789.0      (9,068.1)     3,484.3
    Accumulated other comprehensive loss..........................        (478.2)         (438.9)        478.1       (439.0)
    Retained earnings.............................................       1,655.8         1,251.3      (1,699.0)     1,208.1
                                                                       ---------       ---------    ----------    ---------

          Total shareholders' equity..............................      10,191.8         6,001.0     (11,439.8)     4,753.0
                                                                       ---------       ---------    ----------    ---------

          Total liabilities and shareholders' equity..............     $11,820.6       $13,727.9    $(13,372.7)   $12,175.8
                                                                       =========       =========    ==========    =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                             Statement of Operations
                      for the year ended December 31, 2002

                              (Dollars in millions)

                                                                                        Conseco, Inc.                 Total
                                                                          CIHC,           and other              Conseco, Inc.
                                                                      Incorporated         holding                  (parent
                                                                    (holding company)     companies  Eliminations  company)
                                                                    -----------------     ---------  ------------  --------
Revenues:
    Net investment income.........................................     $      .1       $     3.2        $    -    $     3.3
    Dividends from subsidiaries (eliminated in consolidation).....         276.0             -               -        276.0
    Fee and interest income from subsidiaries
       (eliminated in consolidation)..............................          67.3            39.6           (38.3)      68.6
    Net investment gains (losses).................................           -              (2.1)            -         (2.1)
    Other income..................................................           -               1.5             -          1.5
                                                                       ---------       ---------        --------  ---------

          Total revenues..........................................         343.4            42.2           (38.3)     347.3
                                                                       ---------       ---------        --------  ---------

Expenses:
    Interest expense on notes payable.............................           -             325.3             -        325.3
    Provision for loss............................................           -             147.2             -        147.2
    Intercompany expenses (eliminated in consolidation)...........          32.5             1.2           (33.7)       -
    Operating costs and expenses..................................           4.7            89.6            (2.4)      91.9
    Special charges...............................................            .1            30.4             -         30.5
    Reorganization items, net.....................................           -              14.4             -         14.4
                                                                       ---------       ---------        --------  ---------

          Total expenses..........................................          37.3           608.1           (36.1)     609.3
                                                                       ---------       ---------        --------  ---------

          Income (loss) before income taxes, equity in
             undistributed earnings ofsubsidiaries, distributions
             on Company-obligated mandatorilyredeemable preferred
             securities of subsidiary trusts, discontinued
             operations, extraordinary gain and cumulative effect
             of accounting change.................................         306.1          (565.9)           (2.2)    (262.0)

Income tax expense (benefit):
       Tax benefit on period income ..............................          37.0           (87.5)            -        (50.5)
       Valuation allowance for deferred tax assets................           -             811.2             -        811.2
                                                                       ---------       ---------        --------  ---------

       Income (loss) before equity in undistributed earnings of
             subsidiaries,distributions on Company-obligated
             mandatorily redeemable preferredsecurities of
             subsidiary trusts, discontinued operations,
             extraordinary gain and cumulative effectof
             accounting change....................................         269.1        (1,289.6)           (2.2)  (1,022.7)

Equity in undistributed earnings of subsidiaries before
    discontinued operations,extraordinary gain and cumulative
    effect of accounting change(eliminated in consolidation)......      (1,664.1)       (6,274.1)        6,462.6   (1,475.6)
                                                                       ---------       ---------        --------  ---------

       Income (loss) before distributions on Company-obligated
             mandatorily redeemable preferred securities of
             subsidiary trusts, discontinued operations,
             extraordinary gain and cumulative effect
             of accounting change.................................      (1,395.0)       (7,563.7)        6,460.4   (2,498.3)

Distributions on Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts.....................           -             173.2             -        173.2
                                                                       ---------       ---------        --------  ---------

       Income (loss) before discontinued operations,
       extraordinary gain and cumulative effect of
       accounting change..........................................      (1,395.0)       (7,736.9)        6,460.4   (2,671.5)
Discontinued operations of subsidiaries, net of tax...............      (2,223.1)            -               -     (2,223.1)
Extraordinary gain on extinguishment of debt, net of tax..........
    Parent company................................................           -               1.9             -          1.9
    Subsidiary....................................................           6.2             -               -          6.2
Cumulative effect of accounting change of subsidiaries,
    net of tax....................................................      (2,857.1)          (92.1)            -     (2,949.2)
                                                                       ---------       ---------        --------  ---------

       Net income (loss)..........................................      (6,469.0)       (7,827.1)        6,460.4   (7,835.7)

Preferred stock dividends.........................................          27.1            38.1           (63.1)       2.1
                                                                       ---------       ---------        --------  ---------

       Income (loss) applicable to common stock...................     $(6,496.1)      $(7,865.2)       $6,523.5  $(7,837.8)
                                                                       =========       =========        ========  =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                             Statement of Operations
                      for the year ended December 31, 2001

                              (Dollars in millions)

                                                                                        Conseco, Inc.                 Total
                                                                          CIHC,           and other              Conseco, Inc.
                                                                      Incorporated         holding                   (parent
                                                                    (holding company)     companies  Eliminations   company)
                                                                    -----------------     ---------  ------------   --------
Revenues:
    Net investment income.........................................         $    .7       $  29.2       $   -      $  29.9
    Dividends from subsidiaries (eliminated in consolidation).....           192.3          24.0           -        216.3
    Fee and interest income from subsidiaries
       (eliminated in consolidation)..............................           172.5         180.4        (182.7)     170.2
    Net investment gains (losses).................................             4.3         (57.8)          -        (53.5)
    Gain on sale of interest in riverboat.........................             -           192.4           -        192.4
    Other income..................................................             -             1.6           -          1.6
                                                                           -------       -------       -------    -------

          Total revenues..........................................           369.8         369.8        (182.7)     556.9
                                                                           -------       -------       -------    -------
Expenses:
    Interest expense on notes payable.............................             2.6         369.2          (2.3)     369.5
    Provision for loss............................................             -           169.6           -        169.6
    Intercompany expenses (eliminated in consolidation)...........           122.0           5.3        (106.3)      21.0
    Operating costs and expenses..................................             2.5          70.4         (19.1)      53.8
    Special charges...............................................              .2          36.9          12.5       49.6
                                                                           -------       -------       -------    -------

          Total expenses..........................................           127.3         651.4        (115.2)     663.5
                                                                           -------       -------       -------    -------
          Income (loss) before income taxes, equity in
             undistributed earnings ofsubsidiaries, distributions
             on Company-obligated mandatorily redeemable preferred
             securities of subsidiary trusts, discontinued
             operations, extraordinary gain and cumulative effect
             of accounting change.................................           242.5        (281.6)        (67.5)    (106.6)

Income tax expense (benefit)......................................            16.3        (107.5)        (24.4)    (115.6)
                                                                           -------       -------       -------    -------
       Income (loss) before equity in undistributed earnings of
             subsidiaries, distributions on Company-obligated
             mandatorily redeemable preferred securities of
             subsidiary trusts, discontinued operations,
             extraordinary gain and cumulative effect of
             accounting change....................................           226.2        (174.1)        (43.1)       9.0

Equity in undistributed earnings of subsidiaries before
    discontinued operations, extraordinary gain and cumulative
    effect of accounting change (eliminated in consolidation).....          (193.9)        (78.3)         66.3     (205.9)
                                                                            -------       -------       -------    -------
       Income (loss) before distributions on Company-obligated
             redeemable mandatorily preferred securities of
             subsidiary trusts, discontinued operations,
             extraordinary gain and cumulative effect of
             accounting change....................................            32.3        (252.4)         23.2     (196.9)

Distributions on Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts.....................             -           119.5           -        119.5
                                                                           -------       -------       -------    -------
       Income (loss) before discontinued operations, extraordinary
       gain and cumulative effect of accounting change............            32.3        (371.9)         23.2     (316.4)

Discontinued operations of subsidiaries, net of tax...............          (106.7)          -             -       (106.7)

Extraordinary gain on extinguishment of debt, net of tax:
    Parent company................................................             -            11.1           -         11.1
    Subsidiary....................................................             6.1           -             -          6.1
                                                                           -------       -------       -------    -------

       Net income (loss)..........................................           (68.3)       (360.8)         23.2     (405.9)

Preferred stock dividends.........................................             -            12.8           -         12.8
                                                                           -------       -------       -------    -------

       Income (loss) applicable to common stock...................         $ (68.3)      $(373.6)      $  23.2    $(418.7)
                                                                           =======       =======       =======    =======

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                             Statement of Operations
                      for the year ended December 31, 2000

                              (Dollars in millions)

                                                                                        Conseco, Inc.                 Total
                                                                          CIHC,           and other              Conseco, Inc.
                                                                      Incorporated         holding                  (parent
                                                                    (holding company)     companies  Eliminations  company)
                                                                    -----------------     ---------  ------------  --------
Revenues:
    Net investment income.........................................       $     -       $    77.3       $   -      $    77.3
    Dividends from subsidiaries (eliminated in consolidation).....         178.0             -             -          178.0
    Fee and interest income from subsidiaries
       (eliminated in consolidation)..............................         197.4           335.3        (185.4)       347.3
    Net investment gains (losses).................................           2.7           (69.5)          -          (66.8)
    Other income..................................................           -               7.6           -            7.6
                                                                         -------       ---------       -------    ---------

          Total revenues..........................................         378.1           350.7        (185.4)       543.4
                                                                         -------       ---------       -------    ---------
Expenses:
    Interest expense on notes payable.............................          12.5           425.9           -          438.4
    Provision for loss............................................           -             231.5           -          231.5
    Intercompany expenses (eliminated in consolidation)...........         198.9            11.6        (182.5)        28.0
    Operating costs and expenses..................................           6.9            30.1           -           37.0
    Special charges...............................................           -             281.6           -          281.6
                                                                         -------       ---------       -------    ---------

          Total expenses..........................................         218.3           980.7        (182.5)     1,016.5
                                                                         -------       ---------       -------    ---------

          Income (loss) before income taxes, equity in undistributed earnings of subsidiaries, distributions on Company-
             obligated mandatorily redeemable preferred securities
             of subsidiary trusts, discontinued operations,
             extraordinary charge and cumulative effect of
             accounting change....................................         159.8          (630.0)         (2.9)      (473.1)

Income tax expense (benefit)......................................          (2.6)         (182.1)         (1.0)      (185.7)
                                                                         -------       ---------       -------    ---------

       Income (loss) before equity in undistributed earnings of
             subsidiaries, distributions on Company-obligated
             mandatorily redeemable preferred securities of
             subsidiary trusts, discontinued operations,extraordinary
             charge and cumulative effect of accounting change....         162.4          (447.9)         (1.9)      (287.4)

Equity in undistributed earnings of subsidiaries before discontinued
    operations, extraordinary charge and cumulative effect of
    accounting change (eliminated in consolidation)...............        (321.1)         (584.4)        589.2       (316.3)
                                                                         -------       ---------       -------    ---------

       Loss  before distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts,
             discontinued operations, extraordinary charge and
             cumulative effect of accounting change...............        (158.7)       (1,032.3)        587.3       (603.7)

Distributions on Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts.....................           -             145.3           -          145.3
                                                                         -------       ---------       -------    ---------

       Loss before discontinued operations, extraordinary charge
       and cumulative effect of accounting change.................        (158.7)       (1,177.6)        587.3       (749.0)

Discontinued operations of subsidiaries, net of tax...............        (381.9)            -             -         (381.9)
Extraordinary charge on extinguishment of debt, net of tax........          (4.9)          (.1)            -           (5.0)
Cumulative effect of accounting change, net of tax, of
    subsidiaries..................................................         (55.3)            -             -          (55.3)
                                                                         -------       ---------       -------    ---------

       Net loss...................................................        (600.8)       (1,177.7)        587.3     (1,191.2)

Preferred stock dividends.........................................           -              11.0           -           11.0
                                                                         -------       ---------       -------    ---------

       Loss applicable to common stock............................       $(600.8)      $(1,188.7)      $ 587.3    $(1,202.2)
                                                                         =======       =========       =======    =========

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   Reinsurance
              for the years ended December 31, 2002, 2001 and 2000
                              (Dollars in millions)


                                                                           2002             2001              2000
                                                                           ----             ----              ----
Life insurance inforce:
   Direct............................................................   $ 94,098.3       $116,075.0        $117,556.2
   Assumed...........................................................      3,380.7          1,996.5           4,878.0
   Ceded ............................................................    (26,368.9)       (26,088.6)        (27,106.3)
                                                                        ----------       ----------       -----------

         Net insurance inforce.......................................   $ 71,110.1        $91,982.9        $ 95,327.9
                                                                        ==========        =========        ==========

         Percentage of assumed to net................................          4.8%             2.2%              5.1%
                                                                               ===              ===               ===

Premiums recorded as revenue for generally accepted
  accounting principles:
     Direct..........................................................    $ 3,287.8        $ 3,600.0         $ 3,556.7
     Assumed.........................................................         78.7            146.0             300.5
     Ceded...........................................................       (327.8)          (249.4)           (237.1)
                                                                         ---------        ---------         ---------

         Net premiums................................................    $ 3,038.7        $ 3,496.6         $ 3,620.1
                                                                         =========        =========         =========

         Percentage of assumed to net................................          2.6%             4.2%              8.3%
                                                                               ===              ===               ===

                                      208

Exhibit
No.                                        Document
-------                                    --------

2.1 Second Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Conseco, Inc. and its affiliated Debtors dated March 18, 2003 was filed with the Commission as Exhibit
                  2.1 to the Registrant's Report on Form 8-K, dated March 18, 2003, and is incorporated herein by this reference.

2.2               Second Amended Joint Plan of Reorganization of Conseco, Inc.
                  and its affiliated Debtors dated March 18, 2003 was filed with the Commission as Exhibit 2.2 to the Registrant's Report on Form 8-K, dated March 18, 2003, and is incorporated herein by this reference.

2.3 Amended Final Order Under 11 U.S.C. section 105(a), 362(a)(3) and 541 (A) Limiting Certain Transfers of, and Trading in, Equity Interests and (B) Approving Related Notification Procedures (including exhibits thereto) was filed with the Commission as Exhibit 99.1 to the Registrant's Report on Form 8-K, dated January 21, 2003, and is incorporated herein by this reference.

2.4 Disclosure Statement for Finance Company Debtors' Joint Liquidating Plan of Reorganization dated April 1, 2003.

2.5 Finance Company Debtors' Joint Liquidating Plan of Reorganization dated April 1, 2003.

2.6 Amended and Restated Asset Purchase Agreement by and among Conseco Finance Corp., various subsidiaries of Conseco Finance Corp. and CFN Investment Holdings LLC dated as of March 14, 2003 and Amendment No. 1 to Amended and Restated Asset Purchase Agreement dated April 1, 2003.

2.7 Asset Purchase Agreement by and among Conseco Finance Corp., various subsidiaries of Conseco Finance Corp. and General Electric Capital Corporation dated as of March 14, 2003.

3.1 Amended and Restated Articles of Incorporation and Articles of Amendment thereto of the Registrant were filed with the Commission as Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 (No. 333-94683), and are incorporated herein by this reference.

3.2 Amended and Restated By-Laws of the Registrant was filed with the Commission as Exhibit 3.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

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

4.31.13 Second Amendment to Five-Year Credit Agreement, dated as of May 30, 2001, by and among Conseco, Inc., the various financial institutions signatory thereto and Bank of America, N.A. was filed as Exhibit 4.31.13 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference

4.31.14 Third Amendment to Five-Year Credit Agreement, dated as of March 20, 2002, by and among Conseco, Inc., the various financial institutions signatory thereto and Bank of America, N.A. was filed as Exhibit 4.31.14 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

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

4.31.16 Forbearance agreement relating to $1,500,000,000 five-year credit agreement was filed with the Commission as Exhibit
                  4.31.15 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

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

10.1.38 Employment Agreement between William J. Shea and Conseco, Inc., dated as of June 1, 2002, was filed with the Commission as Exhibit 10.1.38 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001 and is incorporated herein by this reference.

10.1.39 Restricted Stock Agreement dated as of September 17, 2001 between Conseco, Inc. and William J. Shea was filed with the Commission as Exhibit 10.1.39 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.1.41 Amendment to Employment and Restricted Stock Agreements by and between William J. Shea and Conseco, Inc., dated as of September 16, 2002 was filed with the Commission as Exhibit
                  10.1.41 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.1.42 Employment Agreement by and between John R. Kline and Conseco, Inc., dated as of July 15, 2002 was filed with the Commission as Exhibit 10.1.42 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.1.43 Amendment to Employment and Restricted Stock Agreements by and between Gary C. Wendt and Conseco, Inc., dated as of June 26, 2002, was filed with the Commission as Exhibit 10.1.27 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002 and is incorporated herein by this reference.

10.1.44 Second Amendment to Employment and Restricted Stock Agreements, between William J. Shea and Conseco, Inc. dated December 16, 2002.

10.1.45           Employment Agreement between Conseco Services, LLC and Eugene
                  M. Bullis dated as of July 1, 2002.

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

10.8.9 Conseco Amended and Restated 1994 Stock and Incentive Plan was filed as Exhibit 10.8.9 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

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

10.8.31 First Stage Amendment and Agreement re: Non-Refinanced 1998 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC, Incorporated, Bank of

                  America, N.A. and the various financial institutions parties thereto was filed as Exhibit 10.8.31 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.32 First Stage Amendment and Agreement re: 1997 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC, Incorporated, Bank of America, N.A. and the various financial institutions parties thereto was filed as Exhibit 10.8.32 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.33 Cash Collateral Pledge Agreement among CDOC, Inc. and JP Morgan Chase Bank, dated as of March 20, 2002 was filed as
                  Exhibit 10.8.33 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.34 First Stage Amendment and Agreement Re: 1998 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC, Incorporated, Bank of America, N.A. and the various financial institutions parties thereto was filed as Exhibit 10.8.34 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.35 Amended and Restated Collateral Agreement made by Conseco, Inc. and CIHC, Incorporated in favor of JP Morgan Chase Bank, dated as of March 20, 2002 was filed as Exhibit 10.8.35 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.36 First Stage Amendment and Agreement re: 1999 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC, Incorporated, JPMorgan Chase Bank and the various financial institutions parties thereto was filed as Exhibit 10.8.36 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.37 Forbearance agreement relating to 1997 D&O loans was filed with the Commission as Exhibit 10.1.37 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.8.38 Forbearance agreement relating to 1998 D&O loans was filed with the Commission as Exhibit 10.8.38 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.8.39 Forbearance agreement relating to 1998 (non-refinanced) D&O loans was filed with the Commission as Exhibit 10.8.39 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.8.40 Forbearance agreement relating to 1999 D&O loans was filed with the Commission as Exhibit 10.8.40 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.8.41 Forbearance agreement relating to 1997 D&O loans was filed with the Commission as Exhibit 99.2 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

10.8.42 Forbearance agreement relating to 1998 D&O loans was filed with the Commission as Exhibit 99.3 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

10.8.43 Forbearance agreement relating to 1998 (non-refinanced) D&O loans was filed with the Commission as Exhibit 99.4 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

10.8.44 Forbearance agreement relating to 1999 D&O loans was filed with the Commission as Exhibit 99.5 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

10.8.45 Forbearance agreement relating to $1,500,000,000 five-year credit agreement was filed with the Commission as Exhibit 99.6 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

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

10.45.2 Exchange Agreement by and between Lehman Brothers Holdings Inc. and Conseco, Inc., dated January 30, 2002 was filed as
                  Exhibit 10.45.2 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.46.1 Amended and Restated Agreement dated January 30, 2002, by and among Conseco Finance Corp., Conseco, Inc., CIHC, Incorporated, Green Tree Residual Finance Corp. I, Green Tree Finance Corp. - Five and Lehman Brothers Holdings Inc. was filed as Exhibit 10.46.1 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

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

10.46.5 Amendment to First Residual Facility (Asset Assignment Agreement), dated October 9, 2002, by and between Lehman ALI Inc. and Green Tree Residual Finance Corp. I was filed with the Commission as Exhibit 10.46.6 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.46.6 Third Amendment to Master Repurchase Agreement, dated October 9, 2002, by and between Lehman Commercial Paper Inc. and Green Tree Finance Corp. - Five was filed with the Commission as
                  Exhibit 10.46.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.46.7 Amended and Restated Forbearance Agreement, dated October 9, 2002, by and among Conseco Finance Corp., Green Tree Finance Corp. - Five, Green Tree Residual Finance Corp. I, Lehman Commercial Paper, Inc. and Lehman Brothers, Inc. was filed with the Commission as Exhibit 10.46.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.46.9 Secured Super-Priority Debtor In Possession Credit Agreement dated as of December 19, 2002 among Conseco Finance Corp., various subsidiaries of Conseco Finance Corp. and CIHC, Incorporated, the lenders from time to time party thereto and FPS DIP LLC, Amendment No. 1 thereto, dated as of December 23, 2002, Amendment No. 2 thereto, dated as of December 24, 2002, Amendment No. 3 thereto, dated as of January 17, 2003, Amendment No. 4 thereto, dated as of February 7, 2003 and Amendment No. 5 thereto, dated as of March 14, 2003.

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

10.52.1 Conseco Life Insurance Company of Texas Official Order of the Commissioner of Insurance of the State of Texas was filed with the Commission as Exhibit 10.52.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.52.2 Bankers National Life Insurance Company Official Order of the Commissioner of Insurance of the State of Texas was filed with the Commission as Exhibit 10.52.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

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

10.1.15 Description of incentive compensation and severance arrangement with Edward M. Berube was filed with the Commission as Exhibit 10.1.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

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

10.1.38 Employment Agreement between William J. Shea and Conseco, Inc., dated as of June 1, 2002, was filed with the Commission as Exhibit 10.1.38 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001 and is incorporated herein by this reference.

10.1.39 Restricted Stock Agreement dated as of September 17, 2001 between Conseco, Inc. and William J. Shea was filed with the Commission as Exhibit 10.1.39 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.1.41 Amendment to Employment and Restricted Stock Agreements by and between William J. Shea and Conseco, Inc., dated as of September 16, 2002 was filed with the Commission as Exhibit
                  10.1.41 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.1.42 Employment Agreement by and between John R. Kline and Conseco, Inc., dated as of July 15, 2002 was filed with the Commission as Exhibit 10.1.42 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.1.43 Amendment to Employment and Restricted Stock Agreements by and between Gary C. Wendt and Conseco, Inc., dated as of June 26, 2002, was filed with the Commission as Exhibit 10.1.27 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002 and is incorporated herein by this reference.

10.1.44 Second Amendment to Employment and Restricted Stock Agreements, between William J. Shea and Conseco, Inc. dated December 16, 2002.

10.1.45           Employment Agreement between Conseco Services, LLC and Eugene
                  M. Bullis dated as of July 1, 2002.

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

10.8.9 Conseco Amended and Restated 1994 Stock and Incentive Plan was filed as Exhibit 10.8.9 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

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

10.8.31 First Stage Amendment and Agreement re: Non-Refinanced 1998 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC, Incorporated, Bank of America, N.A. and the various financial institutions parties thereto was filed as Exhibit 10.8.31 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.32 First Stage Amendment and Agreement re: 1997 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC, Incorporated, Bank of America, N.A. and the various financial institutions parties thereto was filed as Exhibit 10.8.32 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.33 Cash Collateral Pledge Agreement among CDOC, Inc. and JP Morgan Chase Bank, dated as of March 20, 2002 was filed as
                  Exhibit 10.8.33 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.34 First Stage Amendment and Agreement Re: 1998 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC, Incorporated, Bank of America, N.A. and the various financial institutions parties thereto was filed as Exhibit 10.8.34 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.35 Amended and Restated Collateral Agreement made by Conseco, Inc. and CIHC, Incorporated in favor of JP Morgan Chase Bank, dated as of March 20, 2002 was filed as Exhibit 10.8.35 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.36 First Stage Amendment and Agreement re: 1999 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC, Incorporated, JPMorgan Chase Bank and the various financial institutions parties thereto was filed as Exhibit 10.8.36 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by this reference.

10.8.37 Forbearance agreement relating to 1997 D&O loans was filed with the Commission as Exhibit 10.1.37 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.8.38 Forbearance agreement relating to 1998 D&O loans was filed with the Commission as Exhibit 10.8.38 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.8.39 Forbearance agreement relating to 1998 (non-refinanced) D&O loans was filed with the Commission as Exhibit 10.8.39 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.8.40 Forbearance agreement relating to 1999 D&O loans was filed with the Commission as Exhibit 10.8.40 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002 and is incorporated herein by this reference.

10.8.41 Forbearance agreement relating to 1997 D&O loans was filed with the Commission as Exhibit 99.2 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

10.8.42 Forbearance agreement relating to 1998 D&O loans was filed with the Commission as Exhibit 99.3 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

10.8.43 Forbearance agreement relating to 1998 (non-refinanced) D&O loans was filed with the Commission as Exhibit 99.4 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

10.8.44 Forbearance agreement relating to 1999 D&O loans was filed with the Commission as Exhibit 99.5 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

10.8.45 Forbearance agreement relating to $1,500,000,000 five-year credit agreement was filed with the Commission as Exhibit 99.6 to the Registrant's Form 8-K dated December 3, 2002, and is incorporated herein by this reference.

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