Form 10-Q
period 2003-03-31
CONSECO INC
filed 2003-05-20
CIK 719241

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

                  For the quarterly period ended March 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12b-2 of the Exchange Act): Yes [ X ] No [ ]

       Shares of common stock outstanding as of May 12, 2003: 346,007,133

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                    March 31,    December 31,
                                                                                                      2003           2002
                                                                                                      ----           ----
                                                                                                   (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2003 - $18,837.1;
     2002 - $18,989.8)..........................................................................    $19,457.4     $19,417.4
   Equity securities at fair value (cost: 2003 - $155.2; 2002 - $161.4).........................        154.1         156.0
   Mortgage loans...............................................................................      1,273.6       1,308.3
   Policy loans.................................................................................        528.2         536.2
   Venture capital investment in AT&T Wireless Services, Inc. at fair value (cost: 2003 - $14.2;
      2002- $14.2)..............................................................................         27.5          25.0
   Other invested assets .......................................................................        341.2         340.8
                                                                                                    ---------     ---------

       Total investments........................................................................     21,782.0      21,783.7

Cash and cash equivalents:
   Held by the parent company...................................................................         34.3          41.9
   Held by subsidiaries.........................................................................      1,529.7       1,227.0
Accrued investment income.......................................................................        395.4         389.8
Cost of policies purchased......................................................................      1,114.4       1,170.0
Cost of policies produced.......................................................................      1,962.2       2,014.4
Reinsurance receivables.........................................................................        899.5         934.2
Income tax assets...............................................................................         64.4         101.5
Goodwill........................................................................................        100.0         100.0
Assets held in separate accounts and investment trust ..........................................        453.6         447.0
Assets of discontinued operations...............................................................          -        17,624.3
Other assets....................................................................................        712.9         675.2
                                                                                                    ---------     ---------

       Total assets.............................................................................    $29,048.4     $46,509.0
                                                                                                    =========     =========


                            (continued on next page)









                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                                                 March 31,     December 31,
                                                                                                   2003            2002
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $13,127.0      $13,469.5
     Traditional products.....................................................................      8,048.5        7,971.4
     Claims payable and other policyholder funds..............................................        917.9          909.2
     Liabilities related to separate accounts and investment trust............................        453.6          447.0
   Other liabilities..........................................................................        882.9          673.5
   Income tax liability.......................................................................          -              -
   Liabilities of discontinued operations.....................................................          -         17,624.3
   Investment borrowings......................................................................        754.2          669.7
                                                                                                  ---------      ---------

         Total liabilities not subject to compromise..........................................     24,184.1       41,764.6
                                                                                                  ---------      ---------

   Liabilities subject to compromise..........................................................      4,942.0        4,873.3
                                                                                                  ---------      ---------

         Total liabilities....................................................................     29,126.1       46,637.9
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.........      1,921.5        1,921.5

Shareholders' deficit:
   Preferred stock............................................................................        501.7          501.7
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares
     authorized, shares issued and outstanding: 2003 - 346,007,133; 2002 - 346,007,133).......      3,497.3        3,497.0
   Accumulated other comprehensive income.....................................................        650.5          580.6
   Retained deficit...........................................................................     (6,648.7)      (6,629.7)
                                                                                                  ---------      ---------

         Total shareholders' deficit..........................................................     (1,999.2)      (2,050.4)
                                                                                                  ---------      ---------


         Total liabilities and shareholders' deficit..........................................    $29,048.4      $46,509.0
                                                                                                  =========      =========














                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                                                Three months ended
                                                                                                                     March 31,
                                                                                                               --------------------
                                                                                                               2003            2002
                                                                                                               ----            ----
Revenues:
   Insurance policy income..................................................................................  $  873.6    $   949.1
   Net investment income:
     Insurance and fee-based segment general account assets.................................................     349.5        403.6
     Equity-indexed and separate account products...........................................................     (23.1)       (18.0)
     Venture capital income (loss) related to investment in AT&T Wireless Services, Inc.....................       2.5        (76.3)
     Other..................................................................................................       1.9          2.0
   Net realized investment gains (losses) ..................................................................      13.0        (29.6)
   Fee revenue and other income.............................................................................      13.7         22.2
                                                                                                              --------    ---------

       Total revenues.......................................................................................   1,231.1      1,253.0
                                                                                                              --------    ---------

Benefits and expenses:
   Insurance policy benefits................................................................................     858.7        836.9
   Provision for losses.....................................................................................      15.3         40.0
   Interest expense (contractual interest for 2003 of $97.6)................................................      73.6         81.5
   Amortization.............................................................................................     158.0        184.9
   Other operating costs and expenses.......................................................................     154.9        175.4
   Special charges..........................................................................................        -          20.0

   Reorganization items.....................................................................................      18.1           -
                                                                                                              --------    ---------

       Total benefits and expenses..........................................................................   1,278.6      1,338.7
                                                                                                              --------    ---------

       Loss before income taxes, minority interest, discontinued operations
          and cumulative effect of accounting change........................................................     (47.5)       (85.7)

Income tax benefit on period income.........................................................................     (14.6)       (26.1)
                                                                                                              --------    ---------

       Loss before minority interest, discontinued operations
          and cumulative effect of accounting change........................................................     (32.9)       (59.6)

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred securities
      of subsidiary trusts, net of income taxes.............................................................        -          29.2
                                                                                                              --------    ---------

       Loss before discontinued operations and cumulative effect of accounting change.......................     (32.9)       (88.8)

Discontinued operations, net of income taxes................................................................      13.9         (7.1)
Cumulative effect of accounting change for goodwill impairment, net of income taxes.........................        -      (2,949.2)
                                                                                                              --------    ---------

       Net loss.............................................................................................     (19.0)    (3,045.1)

Preferred stock dividends...................................................................................        -           1.0
                                                                                                              --------    ---------

       Net loss applicable to common stock..................................................................  $  (19.0)   $(3,046.1)
                                                                                                              ========    =========

                                   (continued)






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                      -------------------
                                                                                                      2003           2002
                                                                                                      ----           ----
Loss per common share:
   Basic:
     Weighted average shares outstanding......................................................  346,007,100     345,208,900
                                                                                                ===========     ===========
     Loss before discontinued operations
       and cumulative effect of accounting change.............................................        $(.09)         $ (.26)
     Discontinued operations..................................................................          .04            (.02)
     Cumulative effect of accounting change...................................................           -            (8.54)
                                                                                                      -----          ------

         Net loss.............................................................................        $(.05)         $(8.82)
                                                                                                      =====          ======

   Diluted:
     Weighted average shares outstanding......................................................  346,007,100     345,208,900
                                                                                                ===========     ===========
     Loss before discontinued operations
         and cumulative effect of accounting change...........................................        $(.09)         $ (.26)
     Discontinued operations..................................................................          .04            (.02)
     Cumulative effect of accounting change...................................................          -             (8.54)
                                                                                                      -----          ------

         Net loss.............................................................................        $(.05)         $(8.82)
                                                                                                      =====          ======

























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)
                                   (unaudited)


                                                                               Common stock     Accumulated other    Retained
                                                                   Preferred  and additional      comprehensive      earnings
                                                          Total      stock    paid-in capital     income (loss)      (deficit)
                                                          -----      -----    ---------------     -------------       -------
Balance, January 1, 2003.............................   $(2,050.4)    $501.7      $3,497.0            $580.6        $(6,629.7)

   Comprehensive income, net of tax:
     Net loss........................................       (19.0)       -             -                 -              (19.0)
     Change in unrealized appreciation
       of investments (net of applicable income tax
       expense of $14.1).............................        69.9        -             -                69.9              -
                                                        ---------

         Total comprehensive income..................        50.9

   Change in shares for stock options and for
     employee benefit plans..........................          .3        -              .3               -                -
                                                        ---------     ------      --------           -------        ---------

Balance, March 31, 2003..............................   $(1,999.2)    $501.7      $3,497.3           $ 650.5        $(6,648.7)
                                                        =========     ======      ========           =======        =========

Balance, January 1, 2002.............................   $ 4,753.0     $499.6      $3,484.3           $(439.0)       $ 1,208.1

   Comprehensive loss, net of tax:
     Net loss........................................    (3,045.1)       -             -                 -           (3,045.1)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $31.9).............................       (56.7)       -             -               (56.7)             -
                                                        ---------

         Total comprehensive loss....................    (3,101.8)

   Issuance of shares for stock options and for
     employee benefit plans..........................        11.9        -            11.9               -                -
   Payment-in-kind dividends on convertible
     preferred stock.................................         1.0        1.0           -                 -                -
   Dividends on preferred stock......................        (1.0)        -            -                 -               (1.0)
                                                        ---------     ------      --------           -------        ---------

Balance, March 31, 2002..............................   $ 1,663.1     $500.6      $3,496.2           $(495.7)       $(1,838.0)
                                                        =========     ======      ========           =======        =========













                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                           Three months ended
                                                                                                                March 31,
                                                                                                          --------------------
                                                                                                          2003            2002
                                                                                                          ----            ----
Cash flows from operating activities:
   Insurance policy income.......................................................................     $   739.5      $    818.3
   Net investment income.........................................................................         345.4           946.8
   Fee revenue and other income..................................................................          13.7            85.3
   Insurance policy benefits.....................................................................        (618.7)         (666.1)
   Interest expense..............................................................................           -            (360.6)
   Policy acquisition costs......................................................................        (117.6)         (145.0)
   Special charges...............................................................................           -             (14.0)
   Reorganization items..........................................................................          (2.8)            -
   Other operating costs.........................................................................        (134.0)         (367.7)
   Taxes.........................................................................................          33.4           (34.0)
                                                                                                      ---------      ----------

     Net cash provided by operating activities...................................................         258.9           263.0
                                                                                                      ---------      ----------

Cash flows from investing activities:
   Sales of investments..........................................................................       2,380.2         6,345.9
   Maturities and redemptions of investments.....................................................         494.5           502.6
   Purchases of investments......................................................................      (2,571.0)       (7,216.4)
   Cash received from the sale of finance receivables, net of expenses...........................           -             346.2
   Principal payments received on finance receivables............................................           -           2,189.7
   Finance receivables originated................................................................           -          (2,289.3)
   Other.........................................................................................            .4           (38.0)
                                                                                                      ---------      -----------

     Net cash provided (used) by investing activities ...........................................         304.1          (159.3)
                                                                                                      ---------      ----------

Cash flows from financing activities:
   Amounts received for deposit products.........................................................         496.6         1,162.7
   Withdrawals from deposit products.............................................................        (849.0)       (1,259.4)
   Issuance of notes payable.....................................................................           -           1,839.1
   Payments on notes payable.....................................................................           -          (2,093.6)
   Change in cash held in restricted accounts for settlement of borrowings.......................           -            (124.9)
   Investment borrowings.........................................................................          84.5          (874.1)
                                                                                                      ---------       ---------

       Net cash used by financing activities.....................................................        (267.9)       (1,350.2)
                                                                                                      ---------       ---------

       Net increase (decrease) in cash and cash equivalents......................................         295.1        (1,246.5)

Cash and cash equivalents, beginning of period...................................................       1,268.9         3,060.8
                                                                                                      ---------       ---------

Cash and cash equivalents, end of period.........................................................     $ 1,564.0       $ 1,814.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     The following notes should be read together with the notes to the consolidated financial statements included in the 2002 Form 10-K of Conseco, Inc.

     PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     Conseco, Inc. ("CNC") is the top tier holding company for our insurance business. Our insurance business is operated through subsidiaries owned directly and indirectly by CIHC, Incorporated ("CIHC"), an intermediate holding company that is controlled by CNC. Our finance business was operated through Conseco Finance Corp. ("CFC"), a wholly-owned subsidiary of CIHC, and its subsidiaries. As a result of the formalization of the plans to sell the finance business and the filing of petitions under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") by CFC and certain of its subsidiaries, the finance business was accounted for as a discontinued operation in 2002. A number of additional steps were completed during the quarter ended March 31, 2003 related to CFC's sale and restructuring. On January 8, 2003, the Bankruptcy Court approved the sale and bidding procedures that would be followed to conduct an auction for the sale of CFC's businesses and assets. On February 3, 2003, 18 additional subsidiaries of CFC filed petitions under the Bankruptcy Code. On March 5, 2003, the auction to sell CFC's businesses was concluded. A significant condition to the Bankruptcy Court approval and completion of the sale of CFC was the restructuring of servicing fee arrangements for CFC's managed portfolio of manufactured housing loans under more favorable terms. Such restructuring was completed and the Bankruptcy Court entered final orders approving the terms of the sale of CFC on March 14, 2003. CFC expects the sale, which is subject to various closing conditions, to close in May 2003. If the contemplated transactions are completed as expected, no proceeds will be paid to Conseco as a result of its ownership of CFC. On April 1, 2003, CFC filed its liquidating plan of reorganization with the Bankruptcy Court. Conseco no longer controls CFC. As of March 31, 2003, Conseco no longer includes the assets and liabilities of CFC in its consolidated balance sheet. Our subsidiaries operate throughout the United States. We sometimes collectively refer to CNC, together with its consolidated subsidiaries, as "we," "Conseco" or the "Company."

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Our finance business had historically provided a variety of finance products including manufactured housing and floor plan loans, home equity mortgages, home improvement and consumer product loans and private label credit cards.

     On December 17, 2002 (the "Petition Date"), CNC, CIHC, CTIHC, Inc. and Partners Health Group, Inc. (collectively, the "Debtors") filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court. The following discussion provides general background information regarding the Debtors' Chapter 11 cases, but is not intended to be a comprehensive summary. The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing. The Company's insurance subsidiaries are separate legal entities and are not included in the petitions filed by the Debtors.

     CFC and Conseco Finance Servicing Corp. also filed petitions under the Bankruptcy Code with the Bankruptcy Court on the Petition Date. In addition, on February 3, 2003, the following subsidiaries of CFC filed petitions under the Bankruptcy Code with the Bankruptcy Court: Conseco Finance Corp. - Alabama, Conseco Finance Credit Corp., Conseco Finance Consumer Discount Company, Conseco Finance Canada Holding Company, Conseco Finance Canada Company, Conseco Finance Loan Company, Rice Park Properties Corporation, Landmark Manufactured Housing, Inc., Conseco Finance Net Interest Margin Finance Corp. I, Conseco Finance Net Interest Margin Finance Corp. II, Green Tree Finance Corp. - Two, Green Tree Floorplan Funding Corp., Conseco Agency of Nevada, Inc., Conseco Agency of New York, Inc., Conseco Agency, Inc., Conseco Agency of Alabama, Inc., Conseco Agency of Kentucky, Inc., Crum-Reed General Agency, Inc. The foregoing entities are referred to as the "Finance Company Debtors." The Finance Company Debtors filed a separate plan of reorganization and disclosure statement in connection with their bankruptcy proceedings. The bankruptcy proceedings of the Debtors and the Finance Company Debtors are referred to as the "Chapter 11 Cases".

     Since commencing operations in 1982, CNC pursued a strategy of growth through acquisitions. Primarily as a result of these acquisitions and the funding requirements necessary to operate and expand the acquired businesses, CNC amassed outstanding indebtedness of approximately $6.0 billion as of June 30, 2002. In 2001 and early 2002, we undertook a series of steps designed to reduce and extend the maturities of our parent company debt. Notwithstanding these efforts, the Company's financial position continued to deteriorate, principally due to our leveraged condition, losses experienced by our finance business and realized losses in certain investments.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

     As a result of these developments, on August 9, 2002, we announced that we would seek to fundamentally restructure the Company's capital, and announced that we had retained legal and financial advisors to assist us in these efforts. We ultimately decided to seek to reorganize under Chapter 11 of the Bankruptcy Code.

     Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders and approved by the Bankruptcy Court. On March 18, 2003, the Bankruptcy Court approved the Debtors' Second Amended Disclosure Statement (the "Disclosure Statement"), summarizing the terms of the Debtors' Second Amended Joint Plan of Reorganization (the "Plan"), as containing adequate information, as such term is defined in Section 1125 of the Bankruptcy Code, to permit the solicitation of votes from creditors on whether to accept the Plan. The Debtors commenced solicitation on April 4, 2003. The voting record date was set as March 19, 2003 and the deadline for returning completed ballots, originally set for May 14, 2003, was extended to May 21, 2003. A hearing to consider confirmation of the Plan is scheduled to begin on May 28, 2003. The Debtors will emerge from bankruptcy if and when the Plan receives the requisite stakeholder approval and is approved by the Bankruptcy Court, and all conditions to the consummation of the Plan have been satisfied or waived.

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

     We have filed several motions in the Chapter 11 Cases pursuant to which the Bankruptcy Court has granted us authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for our reorganization efforts. We have obtained orders providing for, among other things: (i) payment of prepetition and postpetition employee compensation and benefits; and (ii) continuing a key-employee retention plan.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------


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

     As part of CFC's efforts to seek alternative transactions that would provide greater value to CFC, and in accordance with the bidding procedures order approved by the Bankruptcy Court, CFC conducted an auction for the sale of its businesses and assets. Potential bidders were allowed to participate in the auction if they submitted bids for the purchase of the CFC Assets that, by their own terms or aggregated with other bids, were for more than the purchase price payable under the Asset Purchase Agreement, plus the amount of the break-up fee of $30 million, plus $5 million in expense reimbursements, plus the profit sharing rights relating to the manufactured housing business. The auction, which commenced on February 28, 2003, promptly adjourned, and was continued to March 4, 2003, ultimately concluding the morning of March 5, 2003.

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

     On March 6, 2003, CFC received an offer from Berkadia Equity Holdings, L.L.C. ("Berkadia") that purported to be a bid in the recently concluded auction. Concurrently therewith, Berkadia filed an objection to the sale that the Bankruptcy Court heard, and summarily dismissed, on March 7, 2003. After further negotiations during the March 7-14, 2003 period, CFN and GE significantly increased the amount of cash to be paid for the CFC Assets. Ultimately, each of the major constituencies, including the CFC Committee, the Ad Hoc Securitization Holders' Committee, U.S. Bank as securitization trustee for the certificate holders of certain lower-rated securities that are senior in payment priority to the interest-only securities (the "B-2 securities"), and Federal National Mortgage Association, as a major bond holder, agreed to support the sale of CFC Assets to CFN and GE. The total value to be received as part of the transactions with CFN and GE upon closing is expected to be approximately $1.3 billion, representing approximately $1.1 billion in cash and approximately $200 million in assumed liabilities, subject to certain purchase price adjustments. On March 14, 2003, the Bankruptcy Court entered orders approving the terms of the sale of the CFC Assets free and clear of all liens to each of CFN and GE. The closing of the sale of the CFC Assets is subject to various closing conditions, but is currently expected to occur in the second quarter of 2003.

     Overall, CFC is seeking to maximize the value obtainable from all restructuring transactions it contemplates as part of its Chapter 11 filing. However, there can be no assurance that any such transaction will be completed. Moreover, if such a transaction is completed, no proceeds resulting therefrom will be available to satisfy any creditors, other than creditors of CFC or parties with a security interest in CFC's assets.

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

     Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or when it is probable that it will be an allowed claim. During the first quarter of 2003, the Company recognized a charge of $18.1 million associated with the Chapter 11 Cases for fees payable to professionals to assist with the filing of the Chapter 11 Cases.

     The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation as a going concern is contingent upon our ability to obtain confirmation of the Plan, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet our future obligations and many other bankruptcy considerations and risks related to our business and financial condition. These matters raise substantial doubt about Conseco's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, our Plan will materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of a reorganization under Chapter 11 of the Bankruptcy Code.

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2003 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, retained interest in securitization trusts (including interest-only securities and certain lower-rated securities that are senior in payment priority to the interest-only securities (the "B-2 securities")), certain investments, servicing rights, assets and liabilities related to income taxes, goodwill, liabilities for insurance and asset accumulation products, the guarantee liability related to interests in securitizations, liabilities related to litigation, guaranty fund assessment accruals, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables and liabilities related to guarantees of bank loans and the related interest loans to certain current and former directors, officers and key employees, gain on sale of finance receivables and allowance for credit losses on finance receivables. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

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

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), in June 2001. Under the new rule, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company determined that all of its goodwill had an indefinite life and was therefore subject to the new rules. The Company adopted SFAS 142 on January 1, 2002.

     Pursuant to the transitional rules of SFAS 142, we completed the two-step impairment test during 2002 and, as a result of that test, we recorded the cumulative effect of the accounting change for the goodwill impairment charge of $2,949.2 million. The impairment charge is reflected as the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the three months ended March 31, 2002. Subsequent impairment tests will be performed on an annual basis, or more frequently if circumstances indicate a possible impairment. Subsequent impairment charges are classified as an operating expense.

     Changes in the carrying amount of goodwill for the three months ended March 31, 2003 and 2002, are as follows:

                                                                                Three months ended
                                                                                     March 31,
                                                                                ------------------
                                                                                2003          2002
                                                                                ----          ----
                                                                               (Dollars in millions)
Goodwill balance, beginning of period.......................................    $100.0     $ 3,695.4
Cumulative effect of accounting change......................................       -        (2,949.2)
Reduction of tax valuation contingencies established at acquisition date
    for acquired companies..................................................       -          (146.2)
                                                                                ------     ---------

Goodwill balance, end of period.............................................    $100.0     $   600.0
                                                                                ======     =========

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

Net loss, applicable to common stock as reported................   $   (96.9)
Cumulative effect of accounting change..........................    (2,949.2)
                                                                   ---------

Net loss applicable to common stock, as adjusted................   $(3,046.1)
                                                                   =========

Net loss per common share:
   Basic:
      Net loss, as reported.....................................      $ (.28)
      Cumulative effect of accounting change....................       (8.54)
                                                                      ------

      Net loss, as adjusted.....................................      $(8.82)
                                                                      ======

   Diluted:
      Net loss, as reported.....................................      $ (.28)
      Cumulative effect of accounting change....................       (8.54)
                                                                      ------

      Net loss, as adjusted.....................................      $(8.82)
                                                                      ======

     LIABILITIES SUBJECT TO COMPROMISE

     Under the Bankruptcy Code, actions by creditors to collect indebtedness owed prior to the Petition Date are stayed and certain other prepetition contractual obligations may not be enforced against the Debtors. We have received approval from the Bankruptcy Court to pay certain prepetition liabilities including employee salaries and wages, benefits and other employee obligations. All other prepetition liabilities have been classified as "liabilities subject to compromise" in the accompanying consolidated balance sheet.

     The following table summarizes the components of the liabilities included in the line "liabilities subject to compromise" in our consolidated balance sheet (dollars in millions):


                                                                               March 31,          December 31,
                                                                                 2003                 2002
                                                                               ---------          ------------
Other liabilities
    Liability for guarantee of bank loans to current and former directors, officers and key employees to purchase
       CNC common stock...................................................      $  482.0            $  480.8
    Interest payable......................................................         204.2               171.6
    Accrual for distributions on Company-obligated mandatorily
       redeemable preferred securities of subsidiary trusts...............          90.1                90.1
    Liability for litigation..............................................          41.8                41.8
    Liability for retirement benefits pursuant to executive
       employment agreements..............................................          22.6                22.6
    Liability for deferred compensation...................................           2.1                 2.3
    Other payables........................................................           7.2                 7.0
                                                                                --------            --------

       Total other liabilities subject to compromise......................         850.0               816.2

Notes payable - direct corporate obligations..............................       4,092.0             4,057.1
                                                                                --------            --------

       Total liabilities subject to compromise............................      $4,942.0            $4,873.3
                                                                                ========            ========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following table summarizes condensed consolidating financial information segregating such information between the Debtors and non-Debtor subsidiaries.

           Condensed Consolidating Balance Sheet as of March 31, 2003
                              (Dollars in millions)

                                                                   Conseco and     Subsidiaries                   Conseco, Inc.
                                                                 subsidiaries in      not in                    and subsidiaries
                                                                 reorganization   reorganization   Eliminations   consolidated
                                                                 ---------------  --------------   ------------   ------------

                                     ASSETS
Cash and cash equivalents.......................................    $    38.8        $ 1,525.2 $          -       $ 1,564.0
Investments.....................................................          6.0         21,776.0            -        21,782.0
Investment in wholly-owned subsidiaries
    (eliminated in consolidation)...............................      5,656.8          1,239.0       (6,895.8)          -
Receivable from affiliates
    (eliminated in consolidation)...............................      1,274.3          1,157.7       (2,432.0)          -
Income tax assets...............................................         81.4             46.0          (63.0)         64.4
Other assets....................................................         65.3          5,572.7            -         5,638.0
                                                                    ---------        ---------      ---------     ---------

          Total assets..........................................    $ 7,122.6        $31,316.6      $(9,390.8)    $29,048.4
                                                                    =========        =========      =========     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
    Liabilities for insurance and asset accumulation products...    $     -          $22,547.0      $     -       $22,547.0
    Payables to subsidiaries (eliminated in consolidation)......          6.4          1,297.0       (1,303.4)          -
    Other liabilities...........................................         15.6          1,621.5            -         1,637.1
    Liabilities subject to compromise...........................      4,942.0              -              -         4,942.0
    Affiliated liabilities subject to compromise................      1,177.4              -         (1,177.4)          -
                                                                    ---------        ---------      ---------     ---------

          Total liabilities.....................................      6,141.4         25,465.5       (2,480.8)     29,126.1
                                                                    ---------        ---------      ---------     ---------

Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.......................................      1,921.5              -              -         1,921.5

Shareholders' equity (deficit):
    Preferred stock.............................................      1,649.7              -         (1,148.0)        501.7
    Common stock and additional paid-in capital (no par value,
       1,000,000,000 shares authorized, shares issued and
       outstanding: 2003 - 346,007,133; 2002 - 346,007,133).....      3,497.5          6,346.1       (6,346.3)      3,497.3
    Accumulated other comprehensive income......................        650.5            650.5         (650.5)        650.5
    Retained earnings (deficit).................................     (6,738.0)        (1,145.5)       1,234.8      (6,648.7)
                                                                    ---------        ---------      ---------     ---------

          Total shareholders' equity (deficit)..................       (940.3)         5,851.1       (6,910.0)     (1,999.2)
                                                                    ---------        ---------      ---------     ---------

          Total liabilities and shareholders' equity (deficit)..    $ 7,122.6        $31,316.6      $(9,390.8)    $29,048.4
                                                                    =========        =========      =========     =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------



          Condensed Consolidating Balance Sheet as of December 31, 2002
                              (Dollars in millions)

                                                                   Conseco and     Subsidiaries                  Conseco, Inc.
                                                                 subsidiaries in      not in                    and subsidiaries
                                                                 reorganization   reorganization   Eliminations   consolidated
                                                                 ---------------  --------------   ------------ ----------------

                                     ASSETS
Cash and cash equivalents.......................................    $    41.5        $ 1,227.4      $     -       $ 1,268.9
Investments.....................................................          5.9         21,777.8            -        21,783.7
Investment in wholly-owned subsidiaries
    (eliminated in consolidation)...............................      5,521.5          1,239.0       (6,760.5)         -
Receivable from affiliates
    (eliminated in consolidation)...............................      1,280.3          1,153.7       (2,434.0)         -
Income tax assets...............................................         77.8             23.7            -           101.5
Other assets....................................................         66.8          5,663.8            -         5,730.6
Assets of discontinued operations...............................     17,624.3              -              -        17,624.3
                                                                    ---------        ---------      ---------     ---------


          Total assets..........................................    $24,618.1        $31,085.4      $(9,194.5)    $46,509.0
                                                                    =========        =========      =========     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
    Liabilities for insurance and asset accumulation products...    $     -          $22,797.1      $     -       $22,797.1
    Payables to subsidiaries (eliminated in consolidation)......          4.8          1,298.3       (1,303.1)          -
    Other liabilities...........................................         -             1,343.2                      1,343.2
    Liabilities of discontinued operations......................     17,624.3              -              -        17,624.3
    Liabilities subject to compromise...........................      4,873.3              -              -         4,873.3
    Affiliated liabilities subject to compromise................      1,177.4              -         (1,177.4)          -
                                                                    ----------       ---------      ---------     ---------


          Total liabilities.....................................     23,679.8         25,438.6       (2,480.5)     46,637.9
                                                                    ---------        ---------      ---------     ---------

Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.......................................      1,921.5             -               -         1,921.5

Shareholders' equity (deficit):
    Preferred stock.............................................      1,644.7             -          (1,143.0)        501.7
    Common stock and additional paid-in capital (no par value,
       1,000,000,000 shares authorized, shares issued and
       outstanding: 2002 - 346,007,133).........................      3,497.3          6,393.4       (6,393.7)      3,497.0
    Accumulated other comprehensive income......................        580.6            470.0         (470.0)        580.6
    Retained earnings (deficit).................................     (6,705.8)        (1,216.6)       1,292.7      (6,629.7)
                                                                    ---------        ---------      ---------     ---------

          Total shareholders' equity (deficit)..................       (983.2)         5,646.8       (6,714.0)     (2,050.4)
                                                                    ---------        ---------      ---------     ---------

          Total liabilities and shareholders' equity (deficit)..    $24,618.1        $31,085.4      $(9,194.5)    $46,509.0
                                                                    =========        =========      =========     =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


                 Condensed Consolidating Statement of Operations
                    for the three months ended March 31, 2003
                              (Dollars in millions)

                                                                   Conseco and     Subsidiaries                   Conseco, Inc.
                                                                 subsidiaries in      not in                    and subsidiaries
                                                                 reorganization   reorganization   Eliminations   consolidated
                                                                 ---------------  --------------   ------------   ------------
Revenues:
    Insurance policy income.......................................     $  -         $  873.6          $   -        $  873.6
    Net investment income.........................................        1.4          326.9              -           328.3
    Net investment income from venture capital investments........        -              2.5              -             2.5
    Fee and interest income - affiliated..........................         .2            9.3             (9.5)          -
    Net investment losses.........................................        -             13.0              -            13.0
    Fee revenue and other income..................................         .2           13.5              -            13.7
                                                                       ------       --------          -------      --------

          Total revenue...........................................        1.8        1,238.8             (9.5)      1,231.1
                                                                       ------       --------          -------      --------

Expenses:
    Insurance policy benefits.....................................        -            858.7              -           858.7
    Provision for losses..........................................        1.2           14.1              -            15.3
    Interest expense..............................................       70.8            2.8              -            73.6
    Interest expense - affiliated.................................        -              7.6             (7.6)          -
    Amortization..................................................        -            158.0              -           158.0
    Operating costs and expenses - affiliated.....................        2.7            -               (2.7)          -
    Operating costs and expenses..................................        3.5          151.4              -           154.9
    Reorganization items..........................................       18.1            -                -            18.1
                                                                       ------       --------          -------      --------

          Total expenses..........................................       96.3        1,192.6            (10.3)      1,278.6
                                                                       ------       --------          -------      --------

          Income (loss) before income taxes, equity in
             undistributed earnings of subsidiaries and
             distributions on Company- obligated mandatorily
             redeemable preferred securities
             of subsidiary trusts.................................      (94.5)          46.2               .8        (47.5)

    Income tax benefit on period income...........................       (3.6)         (11.0)             -          (14.6)
                                                                       ------       --------          -------      --------

          Income (loss) before equity in undistributed earnings
               of subsidiaries and discontinued operations........      (90.9)          57.2               .8        (32.9)

    Equity in undistributed earnings of subsidiaries before
         discontinued operations (eliminated in consolidation)....       65.3            -              (65.3)          -
                                                                       ------       --------          -------      -------

          Income (loss) before discontinued operations............      (25.6)          57.2            (64.5)       (32.9)

    Discontinued operations.......................................        -             13.9             -            13.9
                                                                       ------       --------          -------      -------

          Net income (loss).......................................      (25.6)          71.1            (64.5)       (19.0)

    Preferred stock dividends - affiliated........................        6.6            -               (6.6)          -
                                                                       ------       --------          -------      -------

          Income (loss) applicable to common stock................     $(32.2)      $   71.1          $ (57.9)     $ (19.0)
                                                                       ======       ========          =======      =======

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------


                 Condensed Consolidating Statement of Cash Flows
                    for the three months ended March 31, 2003
                              (Dollars in millions)


                                                                   Conseco and     Subsidiaries                   Conseco, Inc.
                                                                 subsidiaries in      not in                    and subsidiaries
                                                                 reorganization   reorganization   Eliminations   consolidated
                                                                 ---------------  --------------   ------------   ------------

    Net cash provided (used) by operating activities..............    $(1.3)        $  260.4           $(.2)       $  258.9
    Net cash provided (used) by investing activities..............     (1.2)           305.3             -            304.1
    Net cash used by financing activities.........................      (.1)          (268.0)            .2          (267.9)
                                                                      -----         --------           ----        --------

    Net increase (decrease) in cash and cash equivalents..........     (2.6)           297.7             -            295.1
    Cash and cash equivalents, beginning of period................     41.5          1,227.4             -          1,268.9
                                                                      -----         --------           ----        --------

       Cash and cash equivalents, end of period...................    $38.9         $1,525.1           $ -         $1,564.0
                                                                      =====         ========           ====        ========

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

     Certain creditors have filed claims substantially in excess of amounts reflected in the Debtors' records. Consequently, the amount included in the consolidated balance sheet at March 31, 2003, as "liabilities subject to compromise" may be adjusted.

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We had no fixed maturity securities in the "trading" or "held to maturity" categories at March 31, 2003 or December 31, 2002.

     Accumulated other comprehensive income is primarily comprised of unrealized gains on actively managed fixed maturity investments. Such amounts, included in shareholders' equity (deficit) as of March 31, 2003, and December 31, 2002, were as follows:


                                                                                         March 31,       December 31,
                                                                                           2003              2002
                                                                                           ----              ----
                                                                                             (Dollars in millions)
Unrealized gains on investments.......................................................    $ 592.5           $448.1
Adjustments to cost of policies purchased and cost of policies produced...............     (168.2)           (95.3)
Deferred income tax benefit...........................................................      235.5            249.6
Other.................................................................................       (9.3)           (21.8)
                                                                                          -------           ------

     Accumulated other comprehensive income...........................................    $ 650.5           $580.6
                                                                                          =======           ======

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------


     VENTURE CAPITAL INVESTMENT IN AT&T WIRELESS SERVICES, INC.

     At March 31, 2003, our venture capital investments consisted of 4.1 million shares of AT&T Wireless Services, Inc. ("AWE") with a value of $27.5 million. Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income (loss). We recognized venture capital investment income (losses) of $2.5 million and ($76.3) million during the first three months of 2003 and 2002, respectively.

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

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the cost of policies purchased for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income within shareholders' deficit.

     The amortization related to the cost of policies purchased was $43.4 million and $57.2 million in the first three months of 2003 and 2002, respectively. The Company expects to amortize approximately 12 percent of the December 31, 2002, balance of cost of policies purchased in 2003, 11 percent in 2004, 9 percent in 2005, 8 percent in 2006 and 7 percent in 2007.

     EARNINGS PER SHARE

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                      -------------------
                                                                                                      2003           2002
                                                                                                      ----           ----
                                                                                                     (Dollars in millions
                                                                                                   and shares in thousands)
Net loss........................................................................................      $(19.0)     $(3,045.1)
Preferred stock dividends.......................................................................          -            (1.0)
                                                                                                      ------      ---------

     Net loss applicable to common ownership for basic earnings per share.......................      $(19.0)     $(3,046.1)
                                                                                                      ======      =========

Shares:

   Weighted average shares outstanding for basic and diluted
     earnings per share.........................................................................     346,007        345,209
                                                                                                     =======        =======


     There were no dilutive common stock equivalents during the 2003 and 2002 periods because of the net loss realized by the Company during such periods.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three months ended March 31, 2003 and 2002, because doing so would have been antidilutive in the periods presented.

                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                       -----------------
                                                                                                       2003         2002
                                                                                                       ----         ----
                                                                                                     (Shares in thousands)
   Equivalent common shares that were antidilutive during the period:
     Stock options...............................................................................          -       2,476
     Employee benefit plans......................................................................        874         926
     Assumed conversion of convertible preferred stock...........................................     29,129      28,132
                                                                                                      ------      ------

       Antidilutive equivalent common shares.....................................................     30,003      31,534
                                                                                                      ======      ======

     BUSINESS SEGMENTS

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

     Finance segment. CFC historically provided a variety of finance products including: (i) loans for the purchase of manufactured housing, home improvements and various consumer products; (ii) home equity loans; and (iii) private label credit card programs. As a result of the formalization of the plan to sell the finance business and the filing of petitions under the Bankruptcy Code by the Finance Company Debtors, the finance business was accounted for as a discontinued business in Conseco's consolidated financial statements in 2002. As of March 31, 2003, Conseco no longer includes the assets and liabilities of CFC in its consolidated financial statements.

     Corporate and other segment. Our corporate segment includes certain investment activities, such as our venture capital investment in AWE. In addition, the corporate segment includes interest expense related to the Company's corporate debt, special corporate charges, income (loss) from the major medical business in run-off and other income and expenses. Corporate expenses are net of charges to our subsidiaries for services provided by the corporate operations.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

     Operating information regarding the insurance and corporate segments was as follows:

                                                                                   Three months ended
                                                                                        March 31,
                                                                                   ------------------
                                                                                   2003          2002
                                                                                   ----          ----
                                                                                 (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities.............................................................. $    38.8       $   28.5
       Supplemental health....................................................     576.0          573.2
       Life...................................................................     153.7          181.8
       Other..................................................................      20.2           30.5
     Net investment income (a)................................................     321.4          379.9
     Fee revenue and other income (a).........................................      13.4           26.7
     Net realized investment gains (losses) (a)..............................       13.0          (29.6)
                                                                               ---------       --------

         Total insurance and fee-based segment revenues......................    1,136.5        1,191.0
                                                                               ---------       --------


   Corporate and other:
     Net investment income....................................................       3.1            2.0
     Venture capital gain (loss) related to investment in AWE.................       2.5          (76.3)
     Revenue from the major medical business in run-off.......................      89.0          141.0
                                                                               ---------       --------

         Total corporate segment revenues....................................       94.6           66.7
                                                                               ---------       --------

   Eliminations.............................................................          -            (4.7)
                                                                               ---------       --------

         Total revenues......................................................    1,231.1        1,253.0
                                                                               ---------       --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits................................................     784.9          750.0
     Amortization.............................................................     148.6          162.1
     Interest expense on investment borrowings................................       2.6            7.0
     Other operating costs and expenses.......................................     143.2          136.2
     Special charges..........................................................        -             3.0
                                                                               ---------       --------

       Total insurance and fee-based segment expenses.......................     1,079.3        1,058.3
                                                                               ---------       --------


                        (continued on the following page)

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

                         (continued from previous page)

                                                                                   Three months ended
                                                                                        March 31,
                                                                                   ------------------
                                                                                   2003          2002
                                                                                   ----          ----
                                                                                 (Dollars in millions)
   Corporate and other:
     Interest expense on corporate debt.......................................      70.9         74.5
     Provision for losses and interest expense related to stock
       purchase plan..........................................................      15.3         40.0
     Expenses from the major medical business in run-off......................      89.0        141.0
     Other corporate expenses, less charges to subsidiaries for
       services provided......................................................       6.0         12.6
     Reorganization items.....................................................      18.1          -
     Special charges..........................................................       -           17.0
                                                                                --------     --------

       Total corporate segment expenses.......................................     199.3        285.1
                                                                                --------     --------

   Eliminations...............................................................       -           (4.7)
                                                                                --------     --------

       Total expenses.........................................................   1,278.6      1,338.7
                                                                                --------     --------

Income (loss) before income taxes, minority interest and cumulative effect of accounting change:
     Insurance and fee-based operations.......................................      57.2        132.7
     Corporate interest expense and other items...............................    (104.7)      (218.4)
                                                                                --------     --------

         Loss before income taxes, minority interest, discontinued operations
           and cumulative effect of accounting change.........................  $  (47.5)    $  (85.7)
                                                                                ========     ========

--------------------
(a) It is not practicable to provide additional components of revenue by product or service.

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the participation rate) over an annual period. At the beginning of each policy year, a new index period begins. The Company is able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. Option costs that are attributable to benefits provided were $19.2 million and $24.9 million in the first three months of 2003 and 2002, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $(3.9) million and $8.8 million in the first three months of 2003 and 2002, respectively. Such amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $25.9 million and $32.8 million at March 31, 2003 and December 31, 2002, respectively. We classify such instruments as other invested assets. The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). The Company records the change in the fair values of the embedded derivatives in

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $268.9 million and $274.0 million at March 31, 2003 and December 31, 2002, respectively.

     If the counterparties for the derivatives we hold fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 2003, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     GUARANTEES

     We have guaranteed $481.3 million principal amount of bank loans to current and former directors, officers and key employees (the "D&O loans"). Conseco defaulted on certain notes, which resulted in the immediate maturity of the D&O loans through cross-acceleration and cross-default provisions contained in the governing instruments. The proceeds of the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares have been held by the D&O lenders as collateral for the loans. In addition, as of March 31, 2003, Conseco has provided loans to participants for interest on the D&O loans totaling $193.2 million.

     The Company is exploring a number of alternatives to reduce the balance of certain participants' D&O loans. The plan currently being considered would reduce the D&O loan balance of certain participants who collectively owe less than 10 percent of the entire amount due under the stock purchase program. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. During the first three months of 2003, we established a noncash provision in connection with these guarantees and loans of $15.3 million. At March 31, 2003, the reserve for losses on the loan guarantees and on the loans held by Conseco totaled $675.3 million. During 2002, Conseco purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans (including accrued interest, the balance on these loans was $58.0 million at March 31, 2003). At March 31, 2003, the guaranteed bank loans and interest loans exceeded the value of the collateral held and the reserve for losses by approximately $50.0 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants.

     CIHC is the guarantor of an aggregate principal amount of $125 million with respect to CFC's residual and warehouse lines of credit with Lehman Brothers, Inc. and its affiliates ("Lehman"). Such facilities are collectively referred to as the "CFC Lehman Facilities". In addition, CIHC is the guarantor of: (i) the term portion of the Secured Super-Priority Debtor in Possession Credit Agreement, dated as of December 19, 2002, among CFC, various subsidiaries of CFC, CIHC and FPS DIP, LLC (the "FPS DIP") and; (ii) a cash management facility with U.S Bank National Association (the "U.S. Bank Facility"). The term portion of the FPS DIP provides for funding in a maximum aggregate amount of $60 million and is fully drawn. The guarantee obligations of CIHC under the FPS DIP and the U.S. Bank Facility are limited to an aggregate of $125 million. The March 31, 2003 balances outstanding on the CFC Lehman Facilities and CFC's debtor-in-possession facility were $706.7 million and $60.0 million, respectively. Assuming the sale of CFC's assets is completed and CFC receives the proceeds from the sale of such assets as contemplated by the CFN and GE transactions, Conseco believes the proceeds will be sufficient to satisfy CFC's obligations pursuant to the Lehman and CFC's debtor-in-possession facility and all claims senior to such facilities. CFC's unsecured creditors have challenged Lehman's security position and otherwise are attempting to prevent Lehman from being paid in full out of the proceeds from the sale of CFC's assets. If Lehman were not paid in full from the proceeds, Lehman would likely pursue its claim on the CIHC guarantee which, if successful, could impact the ability of the Debtors to complete their proposed Plan.

     In accordance with the terms of the Company's former Chief Executive Officer's employment agreement, Bankers Life & Casualty Company, a wholly-owned subsidiary of the Company, is the guarantor of the former executive's nonqualified supplemental retirement benefit. The liability for such benefit at March 31, 2003 was $15.0 million and is included in the caption "Other liabilities" in the liability section of the consolidated balance sheet.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

     REINSURANCE

     The cost of reinsurance ceded totaled $74.0 million and $79.1 million in the first three months of 2003 and 2002, respectively. We deducted this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $73.8 million and $53.1 million in the first three months of 2003 and 2002, respectively. Reinsurance premiums assumed totaled $23.0 million and $23.6 million in the first three months of 2003 and 2002, respectively.

     INCOME TAXES

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis.

     A valuation allowance has been provided for the entire balance of net deferred income tax assets at March 31, 2003, as we believe the realization of such assets in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. This conclusion was greatly influenced by recent unfavorable developments affecting the Company such as rating downgrades that decreased the Company's likelihood to generate adequate future taxable income to realize the tax benefits.

     The projected ordinary loss carryforwards and capital loss carryforwards are $1.8 billion and $351.2 million, respectively, as of March 31, 2003. The ordinary loss carryforwards include amounts attributed to both CNC and CFC. The losses are subject to change due to actual results varying from estimates, income tax examinations, disposition of certain businesses, and the conclusion of bankruptcy proceedings. Approximately $2.3 million of the ordinary loss carryforwards will expire in 2003 if not utilized.

     At March 31, 2003, Conseco had $351.2 million of capital loss carryforwards. These carryforwards will expire as follows: $23.3 million in 2006, $299.2 million in 2007 and $28.7 in 2008.

     A reconciliation of the U.S. statutory corporate income tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     ------------------
                                                                                                     2003          2002
                                                                                                     ----          ----
U.S. statutory corporate rate..................................................................       (35.0)%      (35.0)%
Net deferred benefits not recognized in the current period.....................................         5.0          -
Other nondeductible expenses...................................................................         (.6)         2.6
State taxes....................................................................................         (.1)         1.9
                                                                                                      ------       -----

       Effective tax rate......................................................................       (30.7)%      (30.5)%
                                                                                                      =====        =====

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------


     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     This note contains information regarding the following notes payable that were direct corporate obligations of CNC as of March 31, 2003 and December 31, 2002:

                                                                                March 31,      December 31,
                                                                                  2003             2002
                                                                                  ----             ----
                                                                                  (Dollars in millions)
$1.5 billion Senior Credit Facility..........................................  $ 1,562.5          $ 1,531.4
8.5% senior notes due 2002...................................................      224.9              224.9
8.5% guaranteed senior notes due 2003........................................        1.0                1.0
8.125% senior notes due 2003.................................................       63.5               63.5
6.4% senior notes due 2003...................................................      234.1              234.1
6.4% guaranteed senior notes due 2004........................................       14.9               14.9
10.5% senior notes due 2004..................................................       24.5               24.5
8.75% senior notes due 2004..................................................      423.7              423.7
8.75% guaranteed senior notes due 2006.......................................      364.3              364.3
6.8% senior notes due 2005...................................................       99.2               99.2
6.8% guaranteed senior notes due 2007........................................      150.8              150.8
9.0% senior notes due 2006...................................................      150.8              150.8
9.0% guaranteed senior notes due 2008........................................      399.2              399.2
10.75% senior notes due 2008.................................................       37.6               37.6
10.75% guaranteed senior notes due 2009......................................      362.4              362.4
                                                                               ---------          ---------

     Total principal amount..................................................    4,113.4            4,082.3
Unamortized net discount related to issuance of notes payable ...............      (29.8)             (34.0)
Unamortized fair market value of terminated interest rate swap agreements....        8.4                8.8
                                                                               ---------          ---------

Less amounts subject to compromise...........................................   (4,092.0)          (4,057.1)
                                                                               ---------          ---------

     Direct corporate obligations............................................  $     -            $     -
                                                                               =========          =========

     CNC has not made any interest or principal payments on any of its direct corporate obligations since its August 9, 2002 announcement that it intended to effectuate a fundamental restructuring of the Company's capital structure. As a result of its failure to make such payments and the filing of the Chapter 11 Cases, CNC has defaulted on its debt obligations, $481.3 million of principal amount of the guaranteed D&O loans and approximately $1.9 billion of trust preferred securities through cross-default provisions contained in the governing instruments. CNC is also not in compliance with certain covenants under its bank credit agreement and the guarantees of the D&O loans. During the reorganization proceedings, the Debtors are not subject to the restrictions contained in the bank credit agreement and the guarantees of the D&O loans.

     CNC has a $1.5 billion credit facility (the "Senior Credit Facility") with Bank of America, N.A., as administrative agent, and various other lending institutions. The Senior Credit Facility was scheduled to mature on December 31, 2003. During 2003, $31.1 million of accrued and unpaid interest was added to the outstanding principal amount of the Senior Credit Facility pursuant to a waiver dated September 8, 2002.

     In 1993, CNC issued $200 million of 8.125% senior notes due February 15, 2003 (the "93 Notes"). In 1994, CCP Insurance, Inc. ("CCP") issued $200 million of 10.5% senior notes due December 15, 2004 (the "94 Notes"). CNC acquired CCP by merger on August 31, 1995 and assumed CCP's obligations under the 94 Notes in connection with the merger.

     We sometimes refer to the 93 Notes and the 94 Notes collectively as the "93/94 Notes." The 93/94 Notes are secured by the stock of CIHC, Conseco Capital Management, Inc. (a registered investment advisor and wholly-owned subsidiary of CNC), CFC and certain of its subsidiaries and certain intercompany notes. It is anticipated that substantially all of CFC's assets will be sold in connection with the Company's reorganization. Certain of these assets have been pledged to the holders of the

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

93/94 Notes, and if proceeds of these pledged assets are used to pay the 93/94 Notes, then CFC may assert, by subrogation, the rights of such holders against the Debtors.

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

     Effective September 9, 2002, we were subject to the default interest rate on the Senior Credit Facility. Such rate is based on the prime rate plus a margin of 3.75 percent (such rate averaged 8.0 percent during the first quarter of 2003). Prior to September 9, 2002, the interest rate on the amended credit facility was based on an IBOR rate plus a margin of 3.25 percent.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:

                                                                                               Three months ended
                                                                                                   March 31,
                                                                                               ------------------
                                                                                               2003          2002
                                                                                               ----          ----
                                                                                             (Shares in thousands)
Balance, beginning of period.............................................................    346,007       344,743
   Stock options exercised...............................................................         -              1
   Shares issued under employee benefit compensation plans...............................         -          1,259
                                                                                             -------       -------

Balance, end of period...................................................................    346,007       346,003
                                                                                             =======       =======

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

     The Company has investments in various types of VIEs, some of which require additional disclosure under FIN 46, and several of which will require consolidation under FIN 46. As further discussed in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities", certain of our investments in VIEs are already consolidated in our financial statements. We have identified one additional VIE investment in which we are the primary beneficiary and, accordingly, will require consolidation in our financial statements beginning with our September 30, 2003 financial statements. The additional liabilities, which will be recognized as a result of consolidating the VIE, do not represent claims on the general assets of the Company. Likewise, the additional assets, which will be recognized upon consolidation, are collateral for the additional recognized liabilities. Consequently, the adoption of the consolidation requirements of FIN 46 is not expected to have

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

a material impact on our financial condition or results of operations. The note entitled "Investments in Variable Interest Entities" includes the expanded disclosures required by FIN 46.

     The FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") in November 2002. FIN 45 requires certain guarantees to be recognized as liabilities at fair value. In addition, it requires a guarantor to make new disclosures regarding its obligations. We implemented the new disclosure requirements as of December 31, 2002. FIN 45's liability recognition requirement is effective on a prospective basis for guarantees issued or modified after December 31, 2002. We do not expect that FIN 45 will materially impact the Company's results of operations or financial condition.

     The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") in June 2002. SFAS 146 addresses financial accounting and reporting for costs that are associated with exit and disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 is required to be used to account for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated prior to the adoption of SFAS 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company adopted the provisions of SFAS 146 on January 1, 2003. The initial adoption of SFAS 146 did not have a material impact on the Company's consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") in April 2002. Under previous guidance all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS 145 also amends previous guidance to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS 145 on January 1, 2003. Prior period amounts related to extraordinary gains on the extinguishment of debt have been reclassified in accordance with the new guidance.

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company adopted this standard on January 1, 2002. We have followed this standard in determining when it is appropriate to recognize impairments on assets we have decided to sell as part of our efforts to raise cash. We have also followed this standard in determining that our variable annuity business line and CFC should be presented as discontinued operations in our consolidated financial statements (see the note to the consolidated financial statements entitled "Discontinued Operations").

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

     DISCONTINUED OPERATIONS

     As previously described in the notes to the consolidated financial statements entitled "Discontinued Finance Business - Sale of CFC" and "Basis of Presentation", the operations of CFC and CVIC were classified as discontinued operations in the 2002 consolidated statement of operations. The following summarizes selected financial information of CFC and CVIC:

                                                                               Three months ended
                                                                                 March 31, 2002
                                                                              ---------------------
                                                                              (dollars in millions)

                                                                           CFC        CVIC       Total
                                                                           ---        ----       -----
Insurance policy income..............................................     $  -        $  8.1     $  8.1
Net investment income................................................      557.3       (33.8)     523.5
Fee revenue and other income.........................................       68.1          .2       68.3
Total revenues.......................................................      632.6       (26.4)     606.2

Provision for losses.................................................      158.4         -        158.4
Insurance policy benefits............................................        -         (41.7)     (41.7)
Interest expense.....................................................      286.8          .4      287.2
Amortization.........................................................        -          11.3       11.3
Other operating costs and expenses...................................      152.4         7.8      160.2
Special charges......................................................       47.2         -         47.2
Extraordinary gain on extinguishment of debt.........................       (6.4)        -         (6.4)
Total expenses.......................................................      638.4       (22.2)     616.2

Loss before income tax benefit.......................................     $ (5.8)     $ (4.2)    $(10.0)
Income tax benefit...................................................       (2.3)        (.6)      (2.9)
                                                                          ------      ------     ------

Net loss classified as discontinued operations.......................     $ (3.5)     $ (3.6)    $ (7.1)
                                                                          ======      ======     ======

     In addition, in the first quarter of 2002, CVIC recognized a $43.8 million cumulative effect of accounting change for goodwill impairment pursuant to the adoption of SFAS 142.

     During 2002, we recognized estimated losses related to the ultimate sale and disposition of the aforementioned discontinued businesses, including estimated costs to sell and costs related to the resolution of contingencies. During the three months ended March 31, 2003, we reduced the accrual for such estimated costs by $13.9 million (after income taxes of $2.8 million) to reflect our current estimate. We recorded the reduction of such accrual as income from discontinued operations.

     LITIGATION AND OTHER LEGAL PROCEEDINGS

     As described in the note to the consolidated financial statements entitled "Proceedings under Chapter 11 of the Bankruptcy Code", CNC and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company's insurance subsidiaries and other subsidiaries that did not file petitions are separate legal entities and are not included in the petitions filed by the parent. The Debtors retain control of the insurance subsidiaries and related subsidiaries and are authorized to operate these businesses as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. As of the Petition Date, pending litigation against the Debtors is stayed, and absent further order of the Bankruptcy Court, substantially all prepetition liabilities of the Debtors are subject to settlement under a plan of reorganization. Based on the Plan of the Debtors, liabilities subject to compromise exceed the fair value of the Debtors' assets, and unsecured claims will be satisfied at less than 100 percent of their fair value.

     We and our subsidiaries are involved on an ongoing basis in lawsuits (including purported class actions) relating to our operations, including with respect to sales practices, and we and current and former officers and directors are defendants in

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

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

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and which, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et al. v. National Union Fire Insurance Company of Pittsburgh, PA, Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

"coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. Royal subsequently asserted counterclaims seeking repayment of the $15 million it previously provided to CNC as part of the settlement. The second excess insurance carrier, Westchester Fire Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but initially reserved rights to continue to litigate coverage. RLI has subsequently settled (for $50,000 paid by certain of the individual insureds as partial payment of RLI's attorneys' fees incurred in the coverage litigation), and RLI is no longer continuing to dispute coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between CNC, Royal and Lloyd's. Since the United States District Court for the Southern District of Indiana has approved the settlement of the securities litigation prior to resolution of the coverage litigation, $90 million plus accrued interest is available for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if CNC prevails in the coverage litigation) or from CNC (if CNC does not prevail). We intend to pursue our coverage rights vigorously. Because the directors' and officers' liability insurance that was in force at the time the litigation commenced provides for coverage of $100 million, CNC believes its exposure in the litigation should be $20 million (i.e., the excess of the $100 million in coverage). CNC believes that the insurance applies to the claims in the securities litigation and that the two insurers who are continuing to litigate the coverage issue were obligated to pay their policy limits to fund the settlement, as the other four carriers have done. We recorded $20 million as our best estimate of a probable loss in 2001. Such amount has been placed in escrow. We also previously established the estimated remaining liability of $40 million and a claim receivable of $40 million. Such amount includes: (i) $15 million related to Royal who paid its portion of the settlement into a fund but reserved its rights to continue to litigate coverage (which litigation is proceeding); and (ii) $25 million related to Lloyd's who has refused to pay. Following the filing of our Chapter 11 Case, the trial court granted Lloyd's motion to dismiss our lawsuit resulting in our decision to establish an allowance in 2002 for the entire $40 million claim receivable CNC believes is due from Royal and Lloyd's. We intend to appeal the decision to dismiss in part because we believe the decision violates the stay in the Chapter 11 Case. CNC believes that the coverage litigation should result in a determination that the insurer that paid under a reservation of rights has no right to recoup the payment that it made, and that the insurer that refused to pay is obligated to do so under its policy. We believe the latter insurer should pay its portion of the coverage once such determination is made. The ultimate outcome cannot be predicted with certainty. CNC is also pursuing settlement discussions with Royal and Lloyd's. In the event that CNC does not reach settlement and does not prevail in the coverage litigation, it will seek to subordinate the securities plaintiffs' claims under section 510 of the Bankruptcy Code, or disallow such claims under sections 502(d) and 547 of the Bankruptcy Code, in which case CNC may not be required to pay the portion of the settlement not covered by its directors' and officers' liability insurance. CNC has asked the Bankruptcy Court to stay the Indiana state court action, and the Bankruptcy Court is scheduled to hear that motion on May 19, 2003.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

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

     Other Litigation

     On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly-owned subsidiary of CNC, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or to sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that indirectly owns the General Motors Building, a 50-story office building in New York, New York (the "GM Building"). 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against CNC, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. (the "State Court Action"). Plaintiff claims that CNC and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that CNC and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration (the "Arbitration"). Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, CNC and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit on March 25, 2002. By Stipulation and Order, dated June 14, 2002, the State Court Action was stayed, pending resolution of the Arbitration. CNC

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

plans to vigorously pursue its options to compel prompt resolution of this dispute. CNC believes that Mr. Trump's lawsuit is without merit and intends to vigorously pursue its own rights to acquire the GM Building. The ultimate outcome cannot be predicted with certainty. On February 21, 2003, the Trump entities filed a proof of claim with the Bankruptcy Court in the CNC bankruptcy proceedings asserting a general unsecured claim of $1 billion against CNC. On March 3, 2003, CNC and Carmel initiated an adversary proceeding in the CNC bankruptcy proceedings against the Trump entities. CNC and Carmel's adversary complaint seeks declaratory and injunctive relief against the Trump entities. CNC and Carmel's adversary action requests that the Bankruptcy Court find (1) that the July 3rd Agreement terminated due to Trump's failure to comply with the terms of that agreement, and (2) that the Trump entities are required to convey their interest in 767 LLC to Carmel pursuant to Carmel's rights under the LLC Agreement. On March 5, 2003, CNC and Carmel, in the adversary proceeding, filed an emergency motion for preliminary injunction and an emergency motion for expedited hearing. Through those motions, CNC and Carmel sought: an accelerated schedule for resolution of their claims against the Trump entities, removal of Mr. Trump from management of the GM Building, and an order restraining Mr. Trump and the Trump entities from interference with CNC and Carmel's efforts to market the GM Building. The Bankruptcy Court has assumed jurisdiction of the matters related to the July 3rd Agreement and has denied jurisdiction with respect to Carmel's rights under the LLC Agreement and ordered that the arbitration of the LLC Agreement matters be completed or nearly completed by May 19, 2003. After such time, the Bankruptcy Court will set the July 3rd Agreement matters for trial. In connection with the Bankruptcy Court's ruling on the jurisdictional issues, the parties stipulated that they would appear before the Bankruptcy Court to provide updates with respect to the pending arbitration in order to keep the arbitration process on schedule for resolution or near resolution by May 19, 2003. The Court also ordered the Trump entities to stipulate that they would take no actions that would delay completion or near completion of arbitration by May 19, 2003.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against CNC, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of CNC common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. CNC believes the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim in the Bankruptcy Court. Subject to dispositive motions which are yet to be filed, the matter will continue to trial against Conseco Services LLC and the other co-defendants on September 13, 2004. The ultimate outcome cannot be predicted with certainty.

     CNC is also a party to litigation related to the death of Lawrence Inlow with the manufacturer of a corporate helicopter and other parties. This litigation was consolidated in the United States District Court for the Southern District of Indiana (In re: Inlow Accident Litigation, Cause No. IP99-0830-C-H/G) and is currently on appeal to the Seventh Circuit Court of Appeals. The Seventh Circuit appeal has been stayed. Plaintiffs have filed a proof of claim in the CIHC bankruptcy for $100 million. CNC has objected to the claim and the Bankruptcy Court has scheduled a hearing on the matter for May 19, 2003. Although CNC believes that the claims against it are without merit, the ultimate outcome cannot be predicted with certainty. CNC is also party to litigation with Associated Aviation Underwriters, Inc. in Hamilton County Superior Court (Associated Aviation Underwriters, Inc. v. Conseco Inc., et al, Cause No. 29C01-9909-CP588) relating to Associated Aviation Underwriters' obligation to defend and/or indemnify CNC in the aforementioned litigation. If CNC prevails in this lawsuit, Associated Underwriters may be obligated to indemnify CNC for all or part of its liability in the aforementioned litigation. This litigation has been stayed until final judgments are rendered in the former litigation.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits and arbitrations (including purported class actions) related to their operations. These actions include one action brought by the Texas Attorney General regarding long-term care policies, a purported nationwide class action involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums). The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------


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

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                Three months ended
                                                                                                      March 31,
                                                                                                ------------------
                                                                                                2003          2002
                                                                                                ----          ----
                                                                                               (Dollars in millions)
Cash flows from operating activities:
   Net loss..................................................................................   $ (19.0) $(3,045.1)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income............................................       -         (4.9)
       Cash received from interest-only securities, net......................................       -           .8
       Servicing income......................................................................       -        (16.9)
       Cash received from servicing activities...............................................       -         11.8
       Provision for losses..................................................................      15.3      198.4
       Gain on sale of finance receivables...................................................       -         (7.2)
       Amortization and depreciation.........................................................     167.7      220.1
       Income taxes..........................................................................      21.6      (78.7)
       Insurance liabilities.................................................................     109.8       33.9
       Accrual and amortization of investment income.........................................      15.7       65.6
       Deferral of cost of policies produced and purchased...................................    (117.6)    (145.0)
       Special charges.......................................................................       -         55.5
       Reorganization items..................................................................      15.3        -
       Cumulative effect of accounting change................................................       -      2,949.2
       Minority interest.....................................................................       -         44.9
       Net investment (gains) losses.........................................................     (13.0)      52.2
       Discontinued operations...............................................................     (16.7)       -
       Extraordinary gain on extinguishment of debt..........................................       -         (6.4)
       Other.................................................................................      79.8      (65.2)
                                                                                                -------   --------

         Net cash provided by operating activities...........................................   $ 258.9   $  263.0
                                                                                                =======   ========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

                                                                                                      Three months ended
                                                                                                            March 31,
                                                                                                      ------------------
                                                                                                      2003          2002
                                                                                                      ----          ----
                                                                                                     (Dollars in millions)

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.......................     $.3           $11.9
     Issuance of convertible preferred shares.....................................................       -             1.0
     Increase in other invested assets and notes payable-direct corporate obligations reflecting the
       estimated fair value of interest rate swap agreements......................................       -            12.4

     INVESTMENTS IN VARIABLE INTEREST ENTITIES

     The Company has investments in various types of special purpose entities and other entities, some of which are VIEs under FIN 46. The following are descriptions of our significant investments in VIEs:

     Brickyard Trust

     In 1998, the Company invested in an investment trust known as the Brickyard Loan Trust ("Brickyard"). Brickyard is a collateralized debt obligation trust which participates in an underlying pool of commercial loans. The initial capital structure of Brickyard consisted of $575 million of senior financing provided by unrelated third party investors and $127 million of notes and certificates owned by the Company and others. As a result of our 85 percent ownership interest in the subordinated certificates, we are the primary beneficiary of Brickyard. In accordance with ARB 51 "Consolidated Financial Statements", Brickyard is consolidated in our financial statements, because: (i) our investment management subsidiary, Conseco Capital Management, Inc. was the investment manager; and (ii) we owned a significant interest in the subordinated certificates. Included in "Assets held in separate accounts and investment trust" were $418.8 million and $410.2 million at March 31, 2003 and December 31, 2002, respectively, of assets which serve as collateral for Brickyard's obligations. These amounts are offset by a corresponding liability account, the value of which fluctuates in relation to changes in the values of the investments. At March 31, 2003, the net carrying value of our investment was $65.0 million, which is also the maximum loss we could recognize if the loans held in the trust experience significant defaults. The senior note obligations have no recourse to the general credit of the Company.

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

     The three investment trusts are VIEs under FIN 46 because the trusts' equity represents significantly less than 10 percent of total capital and the subordinated junior notes were intended to absorb expected losses and receive virtually all expected residual returns. Based on our 100 percent ownership of the subordinated junior notes, we are the primary beneficiary of the investment trusts. All three trusts are consolidated in our financial statements. The carrying value of the total invested assets in the three trusts were approximately $386 million and $382 million at March 31, 2003 and December 31, 2002, respectively, which also represents Conseco's maximum exposure to loss as a result of our ownership interests in the trusts. The trusts have no obligations or debt to outside parties.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

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

     At both March 31, 2003 and December 31, 2002, actively managed fixed maturities at fair value included $277.8 million of subordinated debt and accrued interest in the GM Building partnership. Other invested assets included our $15 million equity investment at both March 31, 2003, and December 31, 2002. The investments in subordinated debt and equity represent our maximum exposure to investment loss as a result of our involvement in the partnership. As more fully described in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings", the other investor in the partnership has filed a lawsuit against Conseco.

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

     SPECIAL CHARGES

     2002

     The following table summarizes the special charges incurred by the Company during the first quarter of 2002, which are further described in the paragraphs which follow (dollars in millions):

       Costs related to refinancing transactions...........................................................  $ 5.0
       Expenses related to the termination of the former chief financial officer...........................    6.5
       Other items.........................................................................................    8.5
                                                                                                             -----

           Special charges before income tax benefit.......................................................  $20.0
                                                                                                             =====

     Costs related to debt modification and refinancing transactions

     In conjunction with the refinancing transactions entered into in the first quarter of 2002, we incurred costs of $5.0 million which are not permitted to be deferred pursuant to GAAP.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------


     Expenses related to the immediate vesting of restricted stock issued to the chief financial officer

     The employment of the Company's chief financial officer was terminated in the first quarter of 2002. As a result, the vesting provisions associated with the restricted stock issued to the chief financial officer pursuant to his employment agreement were accelerated. We recognized a charge of $5.1 million related to the immediate vesting of such restricted stock in the first quarter of 2002. In addition, the Company recognized severance benefits of $1.4 million associated with the termination of our chief financial officer.

     Other items

     Other items include expenses incurred: (i) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary;
(ii) severance benefits related to the transfer of such operations; and (iii) for other items which are not individually significant.

     CONDENSED FINANCIAL INFORMATION AND GUARANTEES OF CIHC, INCORPORATED

     CIHC has guaranteed the following debt: (i) Conseco's current bank credit facilities which had a principal balance of $1,562.5 million at March 31, 2003;
(ii) up to $250.0 million of debt of CFC; (iii) up to $481.3 million of D&O loans; and (iv) $1,292.6 million aggregate principal amount of guaranteed senior notes (the "Exchanged Notes") which were exchanged in April 2002 for certain outstanding senior unsecured notes. The guarantees of Exchanged Notes rank junior in right of payment to CIHC's guarantee of Conseco's current bank credit facilities, CIHC's guarantee of debt of CFC and CIHC's guarantee of the D&O loans.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

     The following condensed financial information summarizes the accounts of CIHC. Such condensed financial information should be read in conjunction with the consolidated financial statements of Conseco.

ASSETS

                                                                                  March 31,
                                                                                    2003
                                                                                    ----
                                                                            (Dollars in millions)
Cash and cash equivalents.....................................................    $   22.2
Other invested assets.........................................................         5.9
Investment in wholly owned subsidiaries
    (eliminated in consolidation).............................................     5,168.8
Receivable from subsidiaries (eliminated in consolidation)....................     1,278.8
Other assets..................................................................          .2
                                                                                  --------

          Total assets........................................................    $6,475.9
                                                                                  ========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Payable to subsidiaries (eliminated in consolidation).....................    $    6.4
    Income taxes..............................................................         7.7
    Liabilities subject to compromise.........................................         7.4
    Affiliated liabilities subject to compromise (eliminated in consolidation)     1,029.9
                                                                                  --------

          Total liabilities...................................................     1,051.4
                                                                                  --------

Shareholder's equity:
    Preferred stock...........................................................       273.7
    Common stock and additional paid-in capital...............................     8,718.8
    Accumulated other comprehensive income....................................       650.5
    Accumulated deficit.......................................................    (4,218.5)
                                                                                  --------

          Total shareholder's equity..........................................     5,424.5
                                                                                  --------

          Total liabilities and shareholder's equity..........................    $6,475.9
                                                                                  ========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes To Consolidated Financial Statements
                              --------------------

                                                                            Three months ended
                                                                               March 31, 2003
                                                                             ------------------
                                                                           (Dollars in millions)
Revenues:
    Net investment income........................................................     $   .2
    Fee and interest income from subsidiaries
       (eliminated in consolidation).............................................         .2
                                                                                      ------

          Total revenues.........................................................         .4
                                                                                      ------

Expenses:
    Reorganization items.........................................................        2.9
    Operating costs and expenses.................................................         .3
                                                                                      ------

          Total expenses.........................................................        3.2
                                                                                      ------

          Loss before income taxes, equity in undistributed earnings
             of subsidiaries and discontinued operations.........................       (2.8)

Income tax expense...............................................................        2.9
                                                                                      ------

       Loss before equity in undistributed earnings
             of subsidiaries and discontinued operations.........................       (5.7)

Equity in undistributed earnings of subsidiaries (eliminated in consolidation)...       40.2
                                                                                       -----

       Net income before discontinued operations.................................       34.5

Discontinued operations of subsidiaries, net of tax..............................       13.9
                                                                                       -----

       Net income................................................................       48.4

Preferred stock dividends (eliminated in consolidation)..........................        6.8
                                                                                       -----

       Income applicable to common stock.........................................      $41.6
                                                                                       =====

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at March 31, 2003, and the consolidated results of operations for the three months ended March 31, 2003 and 2002, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things: (i) the ability of Conseco to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases under the Bankruptcy Code filed by Conseco and some of its subsidiaries, including CFC and CIHC; (ii) the potential adverse impact of the Chapter 11 Cases on Conseco's operations, management and employees; (iii) the outcome and timing of Conseco's efforts to restructure and/or sell assets of Conseco Finance; (iv) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (v) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies, including from our process excellence initiatives, and to achieve the goals of recent restructuring initiatives undertaken at Conseco Insurance Group; (vi) customer response to new products, distribution channels, marketing initiatives and the Chapter 11 Cases; (vii) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (viii) performance of our investments; (ix) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (x) increasing competition in the sale of insurance and annuities; (xi) regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (xii) actions by rating agencies and the effects of past or future actions by these agencies on Conseco's business, including the impact of recent rating downgrades; (xiii) the ultimate outcome of lawsuits filed against Conseco; (xiv) the risk factors or uncertainties listed from time to time in Conseco's filings with the SEC and with the Bankruptcy Court in connection with the Chapter 11 Cases; (xv) our ability to continue as a going concern; and (xvi) our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings from time to time. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Under Chapter 11 we are operating as a debtor-in-possession. As of the Petition Date, actions to collect prepetition indebtedness of the Debtors as well as other pending litigation involving the Debtors, are stayed and other contractual obligations generally may not be enforced against the Debtors. Information regarding the Chapter 11 Cases appears in the note to the consolidated financial statements entitled "Proceedings Under Chapter 11 of the Bankruptcy Code".

     At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.

     The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our Plan will materially change amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization.

     The ability of Conseco to continue as a going concern is predicated upon many issues, including various bankruptcy considerations and risks related to our business and financial condition. See "Cautionary Statement Regarding Forward-Looking Information" above.

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2002 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     The confirmation and consummation of the Plan are also subject to various conditions. One condition is the cancellation of the guarantee CIHC has given Lehman for up to $125 million of obligations CFC owes to Lehman. The CFC unsecured creditors have brought a lawsuit in the Chapter 11 Cases to prevent Lehman from getting paid in full from the proceeds of the sale of CFC's assets. If such suit were successful, the guarantee provided by CIHC may not be cancelled resulting in the plan condition not being satisfied. We cannot predict the outcome of the lawsuit by the CFC unsecured creditors or the delay to consummation of the Plan that may result from such lawsuit against Lehman. If the Plan is not confirmed, it is unclear whether a restructuring of Conseco could be implemented and what distributions holders of claims or equity interests ultimately would receive with respect to their claims or equity interests. If an alternative reorganization could not be agreed to, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims and equity interests would receive substantially less favorable treatment than they would receive under the Plan.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. In July 2002, A.M. Best downgraded the financial strength ratings of Conseco's primary insurance subsidiaries to "B++ (Very Good)" and placed the ratings "under review with negative implications." On August 14, 2002, A.M. Best further lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very
Good)" to "B (Fair)". The A.M. Best downgrades caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades also caused defections among our independent agent sales force and increases in the commissions we must pay. These events have had a material adverse effect on our operations, financial results and liquidity.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations or net income for the prior year; or
(ii) 10 percent of capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. As described under the caption "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002. These consent orders, among other things, limit the ability of our insurance subsidiaries to pay dividends. In addition, actions that we may need to take to improve the authorized control level risk based capital ("ACLRBC") ratios of our insurance subsidiaries could affect the ability of our insurance subsidiaries to pay dividends.

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

     The Obligations of CNC and CIHC are Structurally Subordinated to the Obligations of CNC's and CIHC's Subsidiaries.

     Because our operations are conducted through subsidiaries, claims of the creditors of those subsidiaries (including policyholders) will rank senior to claims to distributions from the subsidiaries, which we depend on to make payments on our obligations. CIHC's subsidiaries excluding CFC had indebtedness for borrowed money (including capitalized lease obligations but excluding indebtedness to affiliates), policy reserves and other liabilities of approximately $24.1 billion at March 31, 2003. The obligations of CNC and CIHC, as parent holding companies, will rank effectively junior to these liabilities.

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

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on assumptions made by our actuaries. For our health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, regulatory actions (including those related to the pricing of our policies), changes in doctrines of legal liability, and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and prior years' statistics. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial performance depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in an adverse effect to our financial results and financial position.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

forms, setting reserve and solvency requirements, determining the form and content of required statutory financial statements, limiting dividends and prescribing the type and amount of investments.

     We have been operating under heightened scrutiny from state insurance regulators. As described under the caption "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", our insurance subsidiaries domiciled in Texas, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002.

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

     Changing Interest Rates May Adversely Affect Our Results of Operations.

     Our profitability may be directly affected by the level of and fluctuations in interest rates. While we monitor the interest rate environment and have previously employed hedging strategies designed to mitigate the impact of changes in interest rates, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. At March 31, 2003, approximately 20 percent of our total insurance liabilities (or approximately $4.4

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

billion) could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our mortgage-backed securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

     As described in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings", entities controlled by Donald J. Trump currently dispute CNC's subsidiary's ability to acquire the GM Building and later to monetize that asset. This dispute could delay our subsidiary's ability to sell the GM Building and distribute the profits of that sale. Our Plan presumes that our interest in the GM Building will be monetized in the first quarter of 2004, although timing of actual resolution of the dispute with Trump and sale of the building is not certain. The mortgages on the GM Building, which total $700 million, are due on August 1, 2003.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     The Impact of Recent Terrorist Attacks and the Instability in the Middle East May Adversely Affect the Insurance Industry and Financial Markets.

     Terrorist attacks in New York City and Washington, D.C. on September 11, 2001 adversely affected commerce throughout the United States and resulted in significant disruption to the insurance industry and significant declines and volatility in financial markets. The continued threat of terrorism within the United States and abroad, and the military action and heightened security measures in response to that threat may cause additional disruptions to the insurance industry, reduced economic activity and continued volatility in markets throughout the world, which may adversely impact our financial results.

Results of operations for the three months ended March 31, 2003 and 2002

     The following tables and narratives summarize our operating results for the three months ended March 31, 2003 and 2002. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           ------------------
                                                                                            2003         2002
                                                                                            ----         ----
                                                                                          (Dollars in millions)
Earnings (losses) before taxes:
     Insurance and fee-based segment earnings.............................................    $ 57.2      $132.7


     Holding company activities:
       Corporate expenses, less charges to subsidiaries for
         services provided................................................................      (6.0)      (12.6)
       Interest expense on corporate debt, net of corporate investment income.............     (67.8)      (72.5)
       Venture capital income (loss)......................................................       2.5       (76.3)
       Provision for losses and interest expense related to stock purchase plan...........     (15.3)      (40.0)
       Special charges....................................................................       -         (17.0)
       Reorganization items...............................................................     (18.1)        -
                                                                                              ------      ------

       Loss before income taxes, minority interest, discontinued operations and
         cumulative effect of accounting change...........................................    $(47.5)     $(85.7)
                                                                                              ======      ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                                       Three months ended
                                                                                            March 31,
                                                                                       ------------------
                                                                                       2003          2002
                                                                                       ----          ----
                                                                                     (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities.....................................................................   $  295.2        $  272.7
   Supplemental health...........................................................      570.3           610.1
   Life..........................................................................      142.2           214.1
   Group major medical...........................................................       60.5            89.6
                                                                                    --------        --------

       Collections on insurance products from continuing lines of business.......    1,068.2         1,186.5

   Individual major medical in run-off...........................................        1.6            45.2
   Discontinued operations.......................................................         -            118.6
                                                                                    --------        --------

       Total collections on insurance products...................................    1,069.8         1,350.3

   Deposit type contracts........................................................      107.7            79.6
   Deposit type contracts - discontinued operations..............................        -               2.1
   Mutual funds..................................................................       81.1            88.5
                                                                                    --------        --------

       Total premiums and asset accumulation product collections.................   $1,258.6        $1,520.5
                                                                                    ========        ========

Average liabilities for insurance and asset accumulation products (excluding discontinued operations and our major medical business in run-off):
     Annuities:
       Mortality based...........................................................  $   253.9       $   264.4
       Equity-linked.............................................................    1,761.7         2,455.6
       Deposit based.............................................................    7,398.8         8,072.7
       Separate accounts and investment trust liabilities........................      477.1           801.5
     Health......................................................................    5,841.6         5,273.5
     Life:
       Interest sensitive........................................................    4,259.6         4,017.7
       Non-interest sensitive....................................................    1,665.3         2,175.1
                                                                                   ---------       ---------

         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded.......................  $21,658.0       $23,060.5
                                                                                   =========       =========
Revenues:
   Insurance policy income.......................................................  $   788.7       $   814.0
   Net investment income:
     General account invested assets.............................................      344.5           397.9
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options.........................................      (23.1)          (16.1)
     Separate account assets.....................................................        -              (1.9)
   Fee revenue and other income..................................................       13.4            26.7
                                                                                   ---------       ---------

       Total revenues (a)........................................................    1,123.5         1,220.6
                                                                                   ---------       ---------

Expenses:
   Insurance policy benefits.....................................................      667.1           611.8
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below.............................................      118.6           130.4
     Equity-indexed products based on S&P 500 Index..............................        (.8)            9.7
     Separate account liabilities................................................        -              (1.9)
   Amortization related to operations............................................      148.0           161.8
   Interest expense on investment borrowings.....................................        2.6             7.0
   Other operating costs and expenses............................................      143.2           136.2
                                                                                   ---------       ---------

       Total benefits and expenses (a)...........................................    1,078.7         1,055.0
                                                                                   ---------       ---------
       Operating income before income taxes, minority interest, discontinued
         operations and cumulative effect of accounting change...................       44.8           165.6

Net investment gains (losses), including related costs and amortization..........       12.4           (29.9)
Special charges..................................................................        -              (3.0)
                                                                                   ---------       ---------
Income before income taxes, minority interest, discontinued operations
   and cumulative effect of  accounting change...................................  $    57.2       $   132.7
                                                                                   =========       =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


                         (continued from previous page)

                                                                           Three months ended
                                                                                March 31,
                                                                           ------------------
                                                                           2003          2002
                                                                           ----          ----
                                                                          (Dollars in millions)
Ratios:
   Investment income, net of interest credited on annuities
     and universal life products and interest expense on
     investment borrowings, as a percentage of average
     liabilities for insurance and asset accumulation
     products (b)................................................           3.24%        4.58%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products (c)...................................           2.70%        2.45%

Health loss ratios:
   All health lines:
     Insurance policy benefits...................................          $496.7       $471.2
     Loss ratio..................................................          83.30%       78.06%

   Medicare Supplement:
     Insurance policy benefits...................................          $180.1       $165.8
     Loss ratio..................................................          69.83%       66.18%

   Long-Term Care:
     Insurance policy benefits...................................          $242.4       $216.9
     Loss ratio..................................................         107.11%       95.20%
     Interest-adjusted loss ratio................................          82.76%       74.61%

   Specified Disease:
     Insurance policy benefits...................................           $63.7        $65.5
     Loss ratio..................................................          69.37%       69.14%

   Other:
     Insurance policy benefits...................................           $10.5        $23.0
     Loss ratio..................................................          51.80%       75.29%

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Collections on insurance products from continuing operations were $1.1 billion in the first quarter of 2003, down 10 percent from 2002. Sales of our insurance products were adversely affected by the declines in our financial strength ratings described above. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $21.7 billion in the first quarter of 2003, down
6.1 percent from 2002. The decrease in such liabilities is primarily due to the increase in policyholder redemptions and lapses following the downgrade of our A.M. Best financial strength rating to "B (Fair)". See "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the A.M. Best ratings downgrade.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity-indexed products) was $344.5 million in the first quarter of 2003, down 13 percent from the same period in 2002. The average balance of general account invested assets in the first quarter of 2003 decreased 10 percent to $22.2 billion compared to the same period in 2002. The yield on these assets was 6.2 percent in 2003 and 6.5 percent in 2002. The decrease in yield reflects general decreases in market interest rates between periods.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $19.2 million and $24.9 million in the first quarters of 2003 and 2002, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $(3.9) million and $8.8 million in the first quarters of 2003 and 2002, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products of $(.8) million and $9.7 million in the first quarters of 2003 and 2002, respectively. Such income and related charge fluctuated based on the value of options embedded in the Company's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In the three months ended March 31, 2002, this amount included $4.7 million of affiliated fee revenue earned by our subsidiary in India. Such revenue is eliminated in consolidation. Excluding such affiliated income, fee revenue and other income decreased in the 2003 period primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based. The Company sold its India subsidiary in the fourth quarter of 2002 and has significantly reduced the customer service and backroom operations conducted there.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) policy benefits; divided by (ii) policy income.

     The loss ratio for Medicare supplement products increased in the 2003 period due to unfavorable claim experience. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products increased in 2003, reflecting:
(i) claim reserve deficiencies from 2002; and (ii) unfavorable claim experience.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The loss ratios for long-term care products also increased in 2003 due to the higher level of benefits paid out on these products as the policies age. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's (i) policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income.

     The loss ratios for our specified disease products in 2003 were comparable to the same period in the prior year and this block of business is performing within our expectations. Our general expectation is for the loss ratio for specified disease products to be approximately 70 percent.

     The loss ratios on our other products fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been within our expectations.

     In addition, insurance policy benefits increased $26.8 million in the first quarter of 2003 as compared to the same period in 2002 as a result of a decrease in the interest rates used to value our derivative-based reserves pursuant to SFAS 138. Such change in the valuation of these reserves resulted in a corresponding decrease in amortization related to the cost of policies produced.

     Amounts added to policyholder account balances for annuity products decreased by 9.0 percent in the first quarter of 2003 to $118.6 million as compared to the same period in the prior year. This decrease is primarily due to: (i) a smaller block of annuity business inforce; and (ii) a decrease in the weighted average crediting rates. The weighted average crediting rates for these products was 4.2 percent and 4.5 percent for the first three months of 2003 and 2002, respectively.

     Amounts added to equity-indexed products and separate account liabilities correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of the cost of policies produced and the cost of policies purchased. Amortization generally fluctuates in relationship to the total account balances subject to amortization. Amortization related to operations decreased in the 2003 period due to the change in the valuation of our derivative-based reserves as discussed above; partially offset by the increase in policyholder redemptions discussed in the following paragraph.

     Policyholder redemptions of annuity and, to a lesser extent, life products have increased in recent periods. We have experienced additional redemptions following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of our cost of policies produced and cost of policies purchased to write off the balance associated with the redeemed policies. Accordingly, amortization expense has increased. In the second quarter of 2002, we changed the lapse assumptions used to determine the amortization of the cost of policies produced and the cost of policies purchased related to certain universal life products and our annuities to reflect our current estimates of future lapses. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent; to (ii) a tiered assumption based on the level of funding of the policy of a range of 2 percent to 10 percent. Policyholder withdrawals in recent periods have exceeded our estimates. Accordingly, we increased the expected future lapse rates on these products to reflect our current belief that lapses on these policies will continue to be higher than previously expected through the first half of 2003.

     Interest expense on investment borrowings decreased along with our investment borrowing activities. Average investment borrowings were $738.9 million during the first three months of 2003 compared to $1,460.0 million during the same period of 2002. The weighted average interest rates on such borrowings were 1.4 percent and 1.9 percent during the first three months of 2003 and 2002, respectively.

     Other operating costs and expenses increased by 5.1 percent in the first quarter of 2003 to $143.2 million. Such increase is primarily related to increased non-deferrable policy maintenance costs. The ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products was 2.70 percent for the three months ended March 31, 2003, compared to 2.45 percent for the three months ended March 31, 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment gains (losses), including related costs and amortization fluctuate from period to period. During the first three months of 2003, we recognized net investment gains (losses) of $13.0 million, compared to $(29.6) million during the comparable period of 2002. During the first three months of 2003, the net investment gains included: (i) $16.8 million of writedowns of fixed maturity investments as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $29.8 million of net gains from the sales of investments (primarily fixed maturities). The net investment losses during the first three months of 2002 included: (i) $28.7 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $.9 million of net losses from the sales of investments (primarily fixed maturities). The facts and circumstances resulting in the other-than-temporary losses are described in "Investments with Other-Than-Temporary Losses" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in an increase in the amortization of the cost of policies purchased and the cost of policies produced of $.6 million and $.3 million in the first quarters of 2003 and 2002, respectively.

     Special charges in 2002 totaled $3.0 million primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our India subsidiary. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

Corporate operations

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                              ------------------
                                                                                              2003          2002
                                                                                              ----          ----
                                                                                             (Dollars in millions)
Corporate operations:
   Interest expense on corporate debt, net of investment income.............................  $ (67.8)   $ (72.5)
   Other items..............................................................................     (6.0)     (12.6)
                                                                                              -------    -------

       Operating loss before non-operating items, income
         taxes and minority interest........................................................    (73.8)     (85.1)

   Provision for losses and interest expense related to stock purchase
     plan...................................................................................    (15.3)     (40.0)
   Venture capital income (loss) related to investment in
     AWE, net of related expenses...........................................................      2.5      (76.3)
   Special charges..........................................................................      -        (17.0)
   Reorganization items.....................................................................    (18.1)       -
                                                                                              -------    -------

       Loss before income taxes and minority interest.......................................  $(104.7)   $(218.4)
                                                                                              =======    =======

     Interest expense on corporate debt, net of investment income has decreased primarily as a result of lower interest rates. The average interest rate on such debt was 7.0 percent and 7.3 percent in the first three months of 2003 and 2002, respectively.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

     Provision for losses and interest expense related to stock purchase plan represents the non-cash provision we established in connection with our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock. In the three months ended March 31, 2003 and 2002, we increased our reserve by $15.3 million and $40.0 million, respectively, in connection with these guarantees and loans. We

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

determine the reserve based upon the value of the collateral held by the banks (primarily the purchased stock). At March 31, 2003, the reserve for losses on the loan guarantees totaled $675.3 million. The outstanding principal balance on the bank loans was $481.3 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $193.2 million. During 2002, Conseco purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans (including accrued interest, the balance on these loans was $58.0 million at March 31, 2003). The guarantees of the bank loans are discussed in greater detail in the note to the accompanying consolidated financial statements entitled "Guarantees".

     Venture capital income (loss) relates to our investment in AWE, a company in the wireless communication business. Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income.

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

     Reorganization items are professional fees associated with CNC's bankruptcy proceedings which are expensed as incurred in accordance SOP 90-7.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. In July 2002, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries from "A- (Excellent)" to "B++ (Very Good)" and placed the ratings "under review with negative implications." In August 2002, A.M. Best further lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very Good)" to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" ranking indicates superior overall performance and a superior ability to meet obligations to policyholders over a long period of time. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The rating reflects A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on the subsidiaries if negotiations are protracted and execution of the restructuring plan is delayed. S&P has given our insurance subsidiaries a financial strength rating of "B+". Rating categories from "BB" to "CCC" are classified as "vulnerable," and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "B" has weak financial security characteristics. Adverse business conditions will likely impair its ability to meet financial commitments but adverse business conditions could lead to insufficient ability to meet financial commitments.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and accumulation product collections were as follows:

                                                                                            Three months ended
                                                                                                  March 31,
                                                                                             -----------------
                                                                                             2003         2002
                                                                                             ----         ----
                                                                                           (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year).......................................................    $   20.1     $   64.7
     Equity-indexed (renewal)..........................................................         5.0         10.0
                                                                                           --------     --------
       Subtotal - equity-indexed annuities.............................................        25.1         74.7
                                                                                           --------     --------
     Other fixed (first-year)..........................................................       263.4        189.6
     Other fixed (renewal).............................................................         6.7          8.4
                                                                                           --------     --------
       Subtotal - other fixed annuities................................................       270.1        198.0
                                                                                           --------     --------

       Total annuities.................................................................       295.2        272.7
                                                                                           --------     --------

   Supplemental health:
     Medicare supplement (first-year)..................................................        27.5         43.2
     Medicare supplement (renewal).....................................................       222.1        218.7
                                                                                           --------     --------
       Subtotal - Medicare supplement..................................................       249.6        261.9
                                                                                           --------     --------
     Long-term care (first-year).......................................................        19.2         25.3
     Long-term care (renewal)..........................................................       199.7        200.4
                                                                                           --------     --------
       Subtotal - long-term care.......................................................       218.9        225.7
                                                                                           --------     --------
     Specified disease (first-year)....................................................         7.4          9.7
     Specified disease (renewal).......................................................        76.9         83.4
                                                                                           --------     --------
       Subtotal - specified disease....................................................        84.3         93.1
                                                                                           --------     --------
     Other health (first-year).........................................................         3.6          3.5
     Other health (renewal)............................................................        13.9         25.9
                                                                                           --------     --------
       Subtotal - other health.........................................................        17.5         29.4
                                                                                           --------     --------

       Total supplemental health.......................................................       570.3        610.1
                                                                                           --------     --------

   Life insurance:
     First-year........................................................................        16.5         28.7
     Renewal...........................................................................       125.7        185.4
                                                                                           --------     --------

       Total life insurance............................................................       142.2        214.1
                                                                                           --------     --------

   Group major medical:
     Group (first-year)................................................................         -             .3
     Group (renewal)...................................................................        60.5         89.3
                                                                                           --------     --------

       Total group major medical.......................................................        60.5         89.6
                                                                                           --------     --------

Collections on insurance products from continuing lines of business:

     Total first-year premium collections on insurance products........................       357.7        365.0
     Total renewal premium collections on insurance products...........................       710.5        821.5
                                                                                           --------     --------

       Total collections on insurance products.........................................    $1,068.2     $1,186.5
                                                                                           ========     ========

Mutual funds (excludes variable annuities).............................................    $   81.1     $   88.5
                                                                                           ========     ========

Deposit type contracts.................................................................    $  107.7     $   79.6
                                                                                           ========     ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                         (continued from previous page)

                                                                                            Three months ended
                                                                                                  March 31,
                                                                                            ------------------
                                                                                             2003         2002
                                                                                             ----         ----
                                                                                           (Dollars in millions)

Premiums collected from major medical business in run-off and discontinued
   operations: Major medical in run-off:
     Individual (first-year)............................................................     $  -        $   9.6
     Individual (renewal)...............................................................        1.6         35.6
                                                                                             ------      -------

       Total major medical in run-off...................................................        1.6         45.2
                                                                                             ------      -------

Discontinued operations:
   Annuities:
     Fixed (first year).................................................................        -            4.0
     Fixed (renewal)....................................................................        -            1.6
                                                                                             ------      -------
       Subtotal other fixed annuities...................................................        -            5.6
                                                                                             ------      -------
     Variable (first year)..............................................................        -           91.2
     Variable (renewal).................................................................        -           21.6
                                                                                             ------      -------
       Subtotal variable annuities......................................................        -          112.8
                                                                                             ------      -------

       Total annuities..................................................................        -          118.4
                                                                                             ------      -------

   Life insurance:
     First-year.........................................................................        -             .2
     Renewal............................................................................        -            -
                                                                                             ------      -------

       Total life insurance.............................................................        -             .2
                                                                                             ------      -------

Collections on insurance products from major medical business
   in run-off and discontinued operations...............................................     $  1.6      $ 163.8
                                                                                             ======      =======

Deposit type contracts..................................................................     $  -        $   2.1
                                                                                             ======      =======


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

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $25.1 million in the first quarter of 2003 compared with $74.7 million in the first quarter of 2002. The decrease can be attributed to:
(i) the general stock market performance which has made other investment products more attractive; and (ii) the effect of the A.M. Best ratings downgrade to "B (Fair)."

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

for traditional fixed-rate annuity contracts has increased as such products became more attractive than equity-indexed or variable annuity products due to the general stock market performance. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 36 percent, to $270.1 million, in the first quarter of 2003 as compared to the same periods in 2002.

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

     Collected premiums on Medicare supplement policies decreased by 4.7 percent, to $249.6 million, in the first quarter of 2003 as compared to the same period in 2002. Collected premiums have been affected by the decrease in new sales.

     Premiums collected on long-term care policies decreased by 3.0 percent, to $218.9 million, in the first quarter of 2003 as compared to the same period in 2002. Collected premiums have been affected by the decrease in new sales. We have determined that we will cease selling new long-term care policies through professional independent producers in the second quarter of 2003.

     Premiums collected on specified disease products decreased by 9.5 percent to $84.3 million in the first quarter of 2003 as compared to the same period in 2002.

     Other health products include disability income, dental and various other health insurance products. We have discontinued the sale of most of these products. The disability income and dental products have been marketed to school systems located in nearly all states. Premiums collected decreased by 40 percent to $17.5 million in the first quarter of 2003, as compared to the same period in 2002.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected decreased by 34 percent, to $142.2 million in the first quarter of 2003 as compared to the same period in 2002. Such decreases are primarily a result of the reinsurance agreements we entered into during 2002. In addition, the A.M. Best ratings downgrade to "B (Fair)" has negatively affected our sales of life products. We have recently discontinued the sale of many of our life products through the professional independent producer channel.

     Group major medical premiums decreased by 32 percent, to $60.5 million, in the first quarter of 2003 as compared to the same period in the prior year. We no longer actively market new sales of these products.

     Mutual fund sales decreased 8.4 percent to $81.1 million in the first quarter of 2003 as compared to the same period in the prior year. Mutual fund sales have been adversely affected by the recent performance of the stock market and our decreased marketing efforts.

     Deposit type contracts include guaranteed interest contracts, supplemental contracts without life contingencies and short-term deposit funds. Amounts collected from deposit type contracts increased by 35 percent, to $107.7 million, in the first quarter of 2003, as compared to the same period in the prior year. Such amounts often fluctuate from period-to-period.

       Major medical business in run-off and discontinued operations

     Major medical in run-off includes major medical health insurance products sold to individuals. In the second half of 2001, we stopped renewing a large portion of our major medical lines of business. In early 2002, we decided to stop renewing all inforce individual and small group business and discontinue new sales. Individual health premiums collected in the first quarter of 2003 decreased by 96 percent, to $1.6 million as compared to the same period in the prior year. These premiums will continue to decrease in future periods.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Profits on variable annuities are earned from the fees charged to contract holders. We sold our variable annuity business in the fourth quarter of 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Life product premiums from discontinued operations represent the life business of CVIC, which was sold in the fourth quarter of 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between March 31, 2003 and December 31, 2002, reflect: (i) our net loss for the three months ended March 31, 2003; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At March 31, 2003, we increased the carrying value of such investments by $592.5 million as a result of this fair value adjustment. The fair value adjustment resulted in a $448.1 million decrease in carrying value at year-end 2002.

                                                                              March 31,      December 31,
                                                                                2003             2002
                                                                                ----             ----
                                                                                (Dollars in millions)

Total capital:
    Corporate notes payable................................................  $ 4,092.0       $ 4,057.1

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.....................................    1,921.5         1,921.5

    Shareholders' deficit:
       Preferred stock.....................................................      501.7           501.7
       Common stock and additional paid-in capital.........................    3,497.3         3,497.0
       Accumulated other comprehensive income..............................      650.5           580.6
       Accumulated deficit.................................................   (6,648.7)       (6,629.7)
                                                                             ---------       ---------

          Total shareholders' deficit......................................   (1,999.2)       (2,050.4)
                                                                             ---------       ---------

          Total capital....................................................  $ 4,014.3       $ 3,928.2
                                                                             =========       =========

     Corporate notes payable increased during the first three months of 2003 primarily due to the capitalization of accrued interest on our Senior Credit Facility. Pursuant to SOP 90-7, all corporate notes payable have been classified as "liabilities subject to compromise".

     Shareholders' deficit decreased by $51.2 million in the first three months of 2003, to $1,999.2 million. The significant components of the decrease were the increase in accumulated other comprehensive income of $69.9 million (principally related to the increase in the unrealized gains of our insurance companies' investment portfolio) partially offset by our net loss for the three months ended March 31, 2003, of $19.0 million.

     Book value (deficit) per common share outstanding increased to $(7.23) at March 31, 2003, from $(7.38) at December 31, 2002. Such change was primarily attributable to the increase in accumulated other comprehensive income partially offset by our net loss for the three months ended March 31, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 2003, and as of and for the year ended December 31, 2002:

                                                                                                 March 31,         December 31,
                                                                                                   2003                2002
                                                                                                   ----                ----

Book value (deficit) per common share...........................................................    $(7.23)         $(7.38)

Ratio of earnings to fixed charges..............................................................      (f)             (d)

Ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts..............................................................      (g)             (e)

Rating agency ratios (a) (b) (c):
   Corporate debt to total capital..............................................................     122%            121%
   Corporate debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital......................................................     179%            178%

-----------------------

(a)  Excludes accumulated other comprehensive income (loss).

(b)  Excludes investment borrowings of the insurance segment.

(c)  These ratios are calculated in a manner discussed with rating agencies.

(d) For such ratio, adjusted earnings were $1,634.0 million less than fixed charges. Adjusted earnings for the year ended December 31, 2002, included:
     (i) special charges and reorganization items totaling $110.9 million; (ii) goodwill impairment charges of $500.0 million; and (iii) provision for losses related to loan guarantees of $240.0 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(e) For such ratio, adjusted earnings were $1,810.4 million less than fixed charges. Adjusted earnings for the year ended December 31, 2002, included:
     (i) special charges and reorganization items totaling $110.9 million; (ii) goodwill impairment charges of $500.0 million; and (iii) provision for losses related to loan guarantees of $240.0 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(f) For such ratio, adjusted earnings were $47.5 million less than fixed charges. Adjusted earnings for the three months ended March 31, 2003, included: (i) reorganization items totaling $18.1 million; and (ii) provision for losses related to loan guarantees of $15.3 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(g) For such ratio, adjusted earnings were $47.5 million less than fixed charges. Adjusted earnings for the three months ended March 31, 2003, included: (i) reorganization items totaling $18.1 million; and (ii) provision for losses related to loan guarantees of $15.3 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     On August 14, 2002, A.M. Best lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very Good)" to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" ranking indicates superior overall performance and a superior ability to meet obligations to policyholders over a long period of time. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The rating reflects A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on the subsidiaries if negotiations are protracted and execution of the restructuring plan is delayed. S&P has given our insurance subsidiaries a financial strength rating of "B+". Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "B" has weak financial security characteristics. Adverse business conditions will likely impair its ability to meet financial commitments but adverse business conditions could lead to insufficient ability to meet financial commitments.

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

     As more fully described under the caption "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", our two insurance subsidiaries domiciled in Texas entered into consent orders with the Texas Department of Insurance. The consent orders apply to all of our insurance subsidiaries and, among other things, restrict the ability of our insurance subsidiaries to pay dividends and other amounts to the parent company. State laws generally provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, there can be no assurance that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

     Our insurance subsidiaries experienced increased lapse rates on annuity policies during the first quarter of 2003 and during 2002. We believe that the diversity of the investment portfolios of our insurance subsidiaries and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements of our insurance subsidiaries. Our insurance subsidiaries could readily liquidate portions of their investments, if lapses continue at current levels.

     Liquidity of the Debtors

     The liquidity and capital resources of the Debtors are significantly affected by the Chapter 11 Cases. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of our bankruptcy filing, the Debtors are not permitted to make any payments on its prepetition liabilities. At March 31, 2003, the Debtors held cash of $34.3 million. In addition, the non-life insurance companies held cash of approximately $83.5 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations or net income for the prior year; or
(ii) 10 percent of capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. As described under the caption "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002. These consent orders, among other things, limit the ability of our insurance subsidiaries to pay dividends.

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

     Because our operations are conducted through subsidiaries, claims of the creditors of those subsidiaries (including policyholders) will rank senior to claims to distributions from the subsidiaries, which we depend on to make payments on our obligations. CIHC's subsidiaries, excluding CFC, had indebtedness for borrowed money (including capitalized lease obligations but excluding indebtedness to affiliates), policy reserves and other liabilities of approximately $24.1 billion at March 31, 2003. The obligations of CNC and CIHC, as parent holding companies, will rank effectively junior to these liabilities.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     INVESTMENTS

     At March 31, 2003, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                       (Dollars in millions)
Investment grade:
   Corporate securities................................................   $10,246.6    $  601.0        $217.4    $10,630.2
   United States Treasury securities and obligations of
     United States government corporations and agencies................       582.6        29.6           4.1        608.1
   States and political subdivisions...................................       445.2        22.9           1.3        466.8
   Debt securities issued by foreign governments.......................        73.3         7.9           -           81.2
   Mortgage-backed securities .........................................     6,103.7       316.6           3.9      6,416.4
Below-investment grade (primarily corporate securities)................     1,385.7        42.4         173.4      1,254.7
                                                                          ---------    --------        ------    ---------

   Total actively managed fixed maturities.............................   $18,837.1    $1,020.4        $400.1    $19,457.4
                                                                          =========    ========        ======    =========

Equity securities......................................................      $155.2        $5.8          $6.9       $154.1
                                                                             ======        ====          ====       ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     Concentration of Corporate Securities

     At March 31, 2003, our corporate securities (including below-investment grade) were concentrated in the following industries:

                                                                                     Percent of        Percent of
                                                                                      amortized         estimated
                                                                                       cost            fair value
                                                                                     ----------        ----------
Media and communications.........................................................         12.8%            12.9%
Bank/savings and loan............................................................         10.1             10.5
Electric utility.................................................................          9.9             10.1
Energy...........................................................................          8.1              8.6
Insurance .......................................................................          7.1              6.5
Real estate and real estate investment trusts....................................          6.5              6.7
Financial institutions...........................................................          6.0              5.8

     With respect to our corporate securities, no other industry accounted for more than 5.0 percent of amortized cost or estimated fair value.

     Below-Investment Grade Securities

     At March 31, 2003, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $1,385.7 million, or 7.4 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,254.7 million, or 91 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the credit worthiness of the issuer of the securities. Recently a number of large highly leveraged issuers have experienced significant financial difficulties, which resulted in our recognition of other-than-temporary impairments. These impairments have had a material adverse effect on us.

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

     Net Realized Investment Losses

     During the first three months of 2003, we recognized net realized investment gains of $13.0 million, compared to net realized investment losses of $29.6 million during the comparable period of 2002. The net realized investment gains during the first three months of 2003 included: (i) $16.8 million of writedowns of fixed maturity investments as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $29.8 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $2.4 billion. At March 31, 2003, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $163.4 million and a carrying value of $160.5 million. Net realized investment losses during the first three months of 2002 included: (i) $28.7 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $.9 million of net losses from the sales of investments (primarily fixed maturities).

     During the first three months of 2003, we sold $1.1 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $16.1 million. Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following summarizes the investments sold at a loss during the first three months of 2003 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated:

                                                                                             At date of sale
                                                                                             ---------------
                                                                               Number of    Amortized    Fair
               Period                                                           issuers       cost       value
               ------                                                           -------       ----       -----
                                                                                           (Dollars in millions)

               Less than 6 months prior to sale.............................        6        $11.9       $8.7

               Greater than or equal to 6 and less than 12 months
                  prior to sale.............................................        1          -          -

               Greater than 12 months
                  prior to sale.............................................       10         12.6        8.3

     Investments with Other-Than-Temporary Losses

     During the three months ended March 31, 2003, we recorded write-downs of fixed maturity investments totaling $16.8 million as further described in the following paragraphs.

     During the three months ended March 31, 2003, we recorded writedowns of $8.4 million related to our holdings of fixed maturity investments in a major airline that has filed bankruptcy. Although our investments are backed by collateral, our analysis of the value of the underlying collateral indicated that the decline in fair value of the investment is other than temporary.

     During the three months ended March 31, 2003, we also recorded writedowns totaling $1.8 million related to holdings of a health care company that has had financial problems due to financial misstatements and covenant issues. The adverse effect on liquidity and access to capital caused by these issues may force this issuer to file bankruptcy. Accordingly, we concluded the decline in fair value was other than temporary.

     During the three months ended March 31, 2003, we also recorded $1.5 million of writedowns related to holdings of a finance company that has had significant financial and liquidity problems. Accordingly, we concluded the decline in fair value was other than temporary.

     In addition to the specific investments discussed above, we recorded $5.1 million of writedowns related to various other fixed maturity investments. No other writedowns of a single issuer exceeded $1.5 million.

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

     Our periodic assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) whether the investment is investment-grade and our security analyst's view of the investment's rating and whether the investment has been downgraded since its

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in such values.

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

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at March 31, 2003, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                              cost            value
                                                                                             ---------      ---------
                                                                                               (Dollars in millions)
Due in one year or less...................................................................    $   10.4       $   10.0
Due after one year through five years.....................................................       167.0          141.7
Due after five years through ten years....................................................       566.2          504.6
Due after ten years.......................................................................     2,828.2        2,521.8
                                                                                              --------       --------

   Subtotal...............................................................................     3,571.8        3,178.1

Mortgage-backed securities (a)............................................................       171.8          165.4
                                                                                              --------       --------

   Total..................................................................................    $3,743.6       $3,343.5
                                                                                              ========       ========

--------------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $6.2 million and $3.8 million, respectively.

     The following summarizes the investments in our portfolio rated below-investment grade or classified as equity-type securities which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2003:

                                                   Number           Cost         Unrealized        Estimated
               Period                            of issuers         basis           loss          fair value
               -------                           ----------         -----           ----          ----------
                                                                            (Dollars in millions)
               Less than 6 months(1)                  18            $155.3           $41.5          $113.8

               Greater than or equal to
                  6 months and less
                  than 12 months(2)                   13             103.6            47.1            56.5

               Greater than 12 months(3)              11             176.1            58.9           117.2

                                       64

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------



               -----------------------

               (1) These investments include: (i) fixed maturity investments in several commercial airlines with a cost basis of $34.4 million and an estimated fair value of $22.7 million; and
                    (ii) fixed maturity investments in a regional retail chain with a cost basis of $28.7 million and an estimated fair value of $20.1 million. See "Investments with Unrealized Losses" for additional information. No other single issuer in this category had an unrealized loss exceeding $6.0 million.

               (2) These investments include: (i) fixed maturity investments in two commercial airlines with a cost basis of $40.1 million and an estimated fair value of $18.9 million; and (ii) fixed maturity investments in an airline trust with a cost basis of $15.8 million and an estimated fair value of $8.5 million. See "Investments with Unrealized Losses" for additional information. No other single issuer in this category had an unrealized loss exceeding $6.0 million.

               (3) These investments include: (i) a fixed maturity investment in a telecommunications company with a cost basis of $52.6 million and an estimated fair value of $38.9 million; (ii) a fixed maturity investment in an oil-related production facility with a cost basis of $42.3 million and an estimated fair value of $27.3 million; (iii) a fixed maturity investment in a reinsurance company with a cost basis of $23.1 million and an estimated fair value of $17.4 million; and (iv) a fixed maturity investment in a commercial property and casualty insurance company with a cost basis of $23.0 million and an estimated fair value of $12.6 million. See "Investments with Unrealized Losses" for additional information. No other single issuer in this category had an unrealized loss exceeding $6.0 million.

     Our investment strategy is to maximize over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change. While we have both the ability and intent to hold securities with unrealized losses until they mature or recover in value, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment.

     Based on management's current assessment of these securities and other investments with unrealized losses at March 31, 2003, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

     Investments with Unrealized Losses

     The following is a brief description of our assessment of the potential other-than-temporary losses related to investments in our below-investment grade portfolio (or equity-type securities) with significant unrealized losses at March 31, 2003 (unrealized losses which exceed $6.0 million and 20 percent of the cost basis of the securities by the same issuer):

     At March 31, 2003, we held fixed maturity investments issued by various commercial airlines with a total amortized cost of $74.9 million and a total estimated fair value of $41.5 million. All of these issuers are facing operational challenges that affect the entire industry. The issues we hold are supported by collateral, which we believe is sufficient. In addition, we believe the issuers have the ability to repay. Therefore, we concluded that the unrealized losses at March 31, 2003 are not an other-than-temporary decline in value.

     At March 31, 2003, we held fixed maturity investments issued by a regional retail chain rated B2/B+ with an amortized cost of $28.7 million, a par amount of $24.2 million and an estimated fair value of $20.1 million. This company has improving fundamentals including its liquidity position, leverage and operating performance. This fixed maturity has a long duration and was purchased at a price in excess of par as an investment grade credit. The fair value of this security has increased significantly during the last 15 months (from 70 percent of par at December 31, 2001 to 83 percent of par at March 31, 2003).

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

We believe that we will recover the full value from this investment and we intend to hold the security to maturity. Therefore, we concluded that the unrealized loss at March 31, 2003 is not an other-than-temporary decline in value.

     At March 31, 2003, we held fixed maturity investments in an airline trust rated Ba3/CCC+ with an amortized cost of $15.8 million and an estimated fair value of $8.5 million. We believe the collateral supporting these investments is sufficient, and, therefore, we concluded that the unrealized loss at March 31, 2003 is not an other-than-temporary decline in value.

     At March 31, 2003, we held fixed maturity investments issued by a telecommunications holding company rated Ba3/B- and Caa2/CCC+ with an amortized cost of $52.6 million and an estimated fair value of $38.9 million. The issuer reduced total debt in the fourth quarter of 2002 by $4.6 billion due to the closing of a sales transaction and a debt exchange offer. The issuer also expects to receive regulatory approval to close a $4.3 billion transaction in mid-2003, the proceeds of which will be used to further reduce debt. We believe that the issuer has sufficient liquidity and the underlying value of the issuer's customer base provides sufficient value to cover the existing debt. Therefore, we concluded that the unrealized loss at March 31, 2003 is not an other-than-temporary decline in value.

     At March 31, 2003, we held fixed maturity investments in an oil-related production facility rated B1 with an amortized cost of $42.3 million and an estimated fair value of $27.3 million. Proceeds from the sale of the oil produced are used to service the debt. This joint venture includes purchase guarantees from investment grade companies that will provide sufficient liquidity to service the debt. Therefore, we concluded that the unrealized loss at March 31, 2003 is not an other-than-temporary decline in value.

     At March 31, 2003, we held a fixed maturity investment in a reinsurance company rated Ba2/BB+ with an amortized cost of $23.1 million and an estimated fair value of $17.4 million. The reinsurance on the books of the issuer is high quality, with counterparties rated AA or better. The issuer recently received a capital infusion and is seeing strong price increases across most product lines. The issuer appears to have sufficient cash flow to retire existing debt. We concluded that the unrealized loss at March 31, 2003 in not an other-than-temporary decline in value.

     At March 31, 2003, we held fixed maturity investments issued by a commercial property and casualty insurance company rated Ba3/BB with an amortized cost of $23.0 million and an estimated fair value of $12.6 million. We believe this issuer currently has sufficient liquidity to cover its debt service through 2005. We believe the underwriting cycle will improve before then (consistent with prior cycles), thus allowing the issuer to continue to service its debt beyond 2005. In addition, this issuer recently completed the public issuance of equity securities, which further improves its liquidity and demonstrates its ability to access the capital market, if needed, to service its future debt obligations. Therefore, we concluded that the unrealized loss at March 31, 2003 is not an other-than-temporary decline in value.

     Investment in General Motors Building

     At March 31, 2003, Conseco holds $292.9 million of investments related to a 50 story office building in New York City known as the General Motors Building. Such investments are primarily held in our fixed maturity investment portfolio. In January 2002, Conseco exercised its right to purchase the interest of the other investor in the building.

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

     The other investor in the building has filed a lawsuit against Conseco which is described in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings". See the caption "Investment in General Motors Building" in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for further information on this investment.

     Mortgage Backed Securities

     At March 31, 2003, fixed maturity investments included $6.4 billion of mortgage-backed securities (or 33 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at March 31, 2003:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent.....................................................................    $5,078.4      $5,046.5    $5,300.3
7 percent - 8 percent...............................................................       904.7         912.2       963.0
8 percent - 9 percent...............................................................       109.8         110.7       115.2
9 percent and above.................................................................        38.6          40.6        41.7
                                                                                        --------      --------    --------

       Total mortgage-backed securities (a).........................................    $6,131.5      $6,110.0    $6,420.2
                                                                                        ========      ========    ========

---------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $6.3 million and $3.8 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2003, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                              ----------------------
                                                                                                             Percent
                                                                            Amortized                        of fixed
Type                                                                           cost            Amount       maturities
----                                                                        ---------          ------       ----------
                                                                                                (Dollars in millions)
Pass-throughs and sequential and targeted amortization classes............    $4,587.9        $4,835.8            25%
Planned amortization classes and accretion-directed bonds.................       385.3           414.6             2
Commercial mortgage-backed securities.....................................       811.7           832.9             4
Subordinated classes and mezzanine tranches...............................       318.8           332.5             2
Other.....................................................................         6.3             4.4             -
                                                                              --------        --------            --

       Total mortgage-backed securities (a)...............................    $6,110.0        $6,420.2            33%
                                                                              ========        ========            ==

---------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $6.3 million and $3.8 million, respectively.

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs historically provide the best liquidity in the mortgage-backed securities market. Pass-throughs are also used frequently in the

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout, followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be anything rated "AA" or lower; we typically do not buy anything lower than "BB".

     Mortgage Loans

     At March 31, 2003, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent (loans with two or more scheduled payments past due) at March 31, 2003.

     Investment Borrowings

     Our investment borrowings averaged approximately $738.9 million during the first three months of 2003, compared with approximately $1,460.0 million during the same period of 2002 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.4 percent and 1.9 percent during the first three months of 2003 and 2002, respectively.

     STATUTORY INFORMATION

     As of the date of this filing, the combined statutory results of our insurance subsidiaries for the three months ended March 31, 2003, have not been finalized. An extension of the due date to May 30, 2003, for the filings of the quarterly statutory financial statements by certain subsidiaries was approved by the respective domiciliary insurance regulators. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory net loss of our life insurance subsidiaries was $466.0 million for the year ended December 31, 2002. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at December 31, 2002, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................     $1,063.4
                  Asset valuation reserve.........................................         11.6
                  Interest maintenance reserve....................................        311.3
                                                                                       --------

                     Total........................................................     $1,386.3
                                                                                       ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                       December 31,
                                                                                            2002
                                                                                            ----
                                                                                   (Dollars in millions)
Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
   prior to the acquisition of CFC (a)................................................     $  2.0
Preferred and common stock of intermediate holding company............................      146.4
Other ................................................................................        2.5
                                                                                           ------

      Total...........................................................................     $150.9
                                                                                           ======

--------------------
(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by CFC, and therefore are not considered affiliated investments) were $269.3 million, $197.1 million and $177.7 million, respectively.

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

     The National Association of Insurance Commissioners' ("NAIC") Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its ACLRBC: (i) if a company's total adjusted capital is less than or equal to 200 percent but greater than 150 percent of its ACLRBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (ii) if a company's total adjusted capital is less than or equal to 150 percent but greater than 100 percent of its ACLRBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (iii) if a company's total adjusted capital is less than or equal to 100 percent but greater than 70 percent of its ACLRBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than or equal to 70 percent of its ACLRBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition the Model Law provides for an annual trend test if a company's total adjusted capital is between 200 percent and 250 percent of its ACLRBC

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over ACLRBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 190 percent of its ACLRBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

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

     The aggregate ACLRBC ratio for our insurance subsidiaries was 332 percent at December 31, 2002. At December 31, 2002, the ratios for our insurance subsidiaries that are subject to the four levels of regulatory attention described above ranged from 250 percent (just above the trend test level) to 563 percent. We are taking actions intended to improve the ACLRBC ratios of our insurance subsidiaries. Such actions include: (i) discontinuing or reducing sales of products that create initial reductions in statutory surplus because of the costs of selling the products; (ii) reducing operating expenses; (iii) merging some of our insurance subsidiaries with other insurance subsidiaries; and (iv) restructuring our investment portfolio to better match the risk profile of the portfolio with the insurance subsidiary's earnings and capital requirements. We have discussed these actions with insurance regulators in each of the states in which our insurance subsidiaries are domiciled. The audited financial statements of our insurance subsidiaries generally are not completed until around June 1 of each year (the date such audited financial statements are generally required to be filed with state insurance departments). Any significant audit adjustments to the financial statements of our insurance subsidiaries resulting in a reduction in capital could cause the ACLRBC ratio of one or more of our insurance subsidiaries to fall below the trend test level requiring the trended total adjusted capital to be calculated. In addition, the Company has been and will be discussing the appropriate statutory accounting treatment for certain investments with the state insurance regulators. If the ultimate outcome of these discussions resulted in adjustments to the December 31, 2002 statutory financial statements of our insurance subsidiaries, some of our subsidiaries could be required to complete the trend test. If a trend test were required for any of our subsidiaries, such a test would likely result in trended total adjusted capital which is less than 190 percent of ACLRBC.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes in the first three months of 2003 to such risks or our management of such risks.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


PART II - OTHER INFORMATION

ITEM 1. LITIGATION AND OTHER LEGAL PROCEEDINGS.

     As described in the note to the consolidated financial statements entitled "Proceedings under Chapter 11 of the Bankruptcy Code", CNC and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company's insurance subsidiaries and other subsidiaries that did not file petitions are separate legal entities and are not included in the petitions filed by the parent. The Debtors retain control of the insurance subsidiaries and related subsidiaries and are authorized to operate these businesses as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. As of the Petition Date, pending litigation against the Debtors is stayed, and absent further order of the Bankruptcy Court, substantially all prepetition liabilities of the Debtors are subject to settlement under a plan of reorganization. Based on the Plan of the Debtors, liabilities subject to compromise exceed the fair value of the Debtors' assets, and unsecured claims will be satisfied at less than 100 percent of their fair value.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and which, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et al. v. National Union Fire Insurance Company of Pittsburgh, PA, Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the "coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. Royal subsequently asserted counterclaims seeking repayment of the $15 million it previously provided to CNC as part of the settlement. The second excess insurance carrier, Westchester Fire Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but initially reserved rights to continue to litigate coverage. RLI has subsequently settled (for $50,000 paid by certain of the individual insureds as partial payment of RLI's attorneys' fees incurred in the coverage litigation), and RLI is no longer continuing to dispute coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between CNC, Royal and Lloyd's. Since the United States District Court for the Southern District of Indiana has approved the settlement of the securities litigation prior to resolution of the coverage litigation, $90 million plus accrued interest is available for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if CNC prevails in the coverage litigation) or from CNC (if CNC does not prevail). We intend to pursue our coverage rights vigorously. Because the directors' and officers' liability insurance that was in force at the time the litigation commenced provides for coverage of $100 million, CNC believes its exposure in the litigation should be $20 million (i.e., the excess of the $100 million in coverage). CNC believes that the insurance applies to the claims in the securities litigation and that the two insurers who are continuing to litigate the coverage issue were obligated to pay their policy limits to fund the settlement, as the other four carriers have done. We recorded $20 million as our best estimate of a probable loss in 2001. Such amount has been placed in escrow. We also previously established the estimated remaining liability of $40 million and a claim receivable of $40 million. Such amount includes: (i) $15 million related to Royal who paid its portion of the settlement into a fund but reserved its rights to continue to litigate coverage (which litigation is proceeding); and (ii) $25 million related to Lloyd's who has refused to pay. Following the filing of our Chapter 11 Case, the trial court granted Lloyd's motion to dismiss our lawsuit resulting in our decision to establish an allowance in 2002 for the entire $40 million claim receivable CNC believes is due from Royal and Lloyd's. We intend to appeal the decision to dismiss in part because we believe the decision violates the stay in the Chapter 11 Case. CNC believes that the coverage litigation should result in a determination that the insurer that paid under a reservation of rights has no right to recoup the payment that it made, and that the insurer that refused to pay is obligated to do so under its policy. We believe the latter insurer should pay its portion of the coverage once such determination is made. The ultimate outcome cannot be predicted with certainty. CNC is also pursuing settlement discussions with Royal and Lloyd's. In the event that CNC does not reach settlement and does not prevail in the coverage litigation, it will seek to subordinate the securities plaintiffs' claims under section 510 of the Bankruptcy Code, or disallow such claims under sections 502(d) and 547 of the Bankruptcy Code, in which case CNC may not be required to pay the portion of the settlement not covered by its directors' and officers' liability insurance. CNC has asked the Bankruptcy Court to stay the Indiana state court action, and the Bankruptcy Court is scheduled to hear that motion on May 19, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Other Litigation

     On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly-owned subsidiary of CNC, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or to sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that indirectly owns the General Motors Building, a 50-story office building in New York, New York (the "GM Building"). 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against CNC, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. (the "State Court Action"). Plaintiff claims that CNC and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that CNC and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration (the "Arbitration"). Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, CNC and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit on March 25, 2002. By Stipulation and Order, dated June 14, 2002, the State Court Action was stayed, pending resolution of the Arbitration. CNC plans to vigorously pursue its options to compel prompt resolution of this dispute. CNC believes that Mr. Trump's lawsuit is without merit and intends to vigorously pursue its own rights to acquire the GM Building. The ultimate outcome cannot be predicted with certainty. On February 21, 2003, the Trump entities filed a proof of claim with the Bankruptcy Court in the CNC bankruptcy proceedings asserting a general unsecured claim of $1 billion against CNC. On March 3, 2003, CNC and Carmel initiated an adversary proceeding in the CNC bankruptcy proceedings against the Trump entities. CNC and Carmel's adversary complaint seeks declaratory and injunctive relief against the Trump entities. CNC and Carmel's adversary action requests that the Bankruptcy Court find (1) that the July 3rd Agreement terminated due to Trump's failure to comply with the terms of that agreement, and (2) that the Trump entities are required to convey their interest in 767 LLC to Carmel pursuant to Carmel's rights under the LLC Agreement. On March 5, 2003, CNC and Carmel, in the adversary proceeding, filed an emergency motion for preliminary injunction and an emergency motion for expedited hearing. Through those motions, CNC and Carmel sought: an accelerated schedule for resolution of their claims against the Trump entities, removal of Mr. Trump from management of the GM Building, and an order restraining Mr. Trump and the Trump entities from interference with CNC and Carmel's efforts to market the GM Building. The Bankruptcy Court has assumed jurisdiction of the matters related to the July 3rd Agreement and has denied jurisdiction with respect to Carmel's rights under the LLC Agreement and ordered that the arbitration of the LLC Agreement matters be completed or nearly completed by May 19, 2003. After such time, the Bankruptcy Court will set the July 3rd Agreement matters for trial. In connection with the Bankruptcy Court's ruling on the jurisdictional issues, the parties stipulated that they would appear before the Bankruptcy Court to provide updates with respect to the pending arbitration in order to keep the arbitration process on schedule for resolution or near resolution by May 19, 2003. The Court also ordered the Trump entities to stipulate that they would take no actions that would delay completion or near completion of arbitration by May 19, 2003.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against CNC, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of CNC common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. CNC believes the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim in the Bankruptcy Court. Subject to dispositive motions which are yet to be filed, the matter will continue to trial against Conseco Services LLC and the other co-defendants on September 13, 2004. The ultimate outcome cannot be predicted with certainty.

     CNC is also a party to litigation related to the death of Lawrence Inlow with the manufacturer of a corporate helicopter and other parties. This litigation was consolidated in the United States District Court for the Southern District of Indiana (In re: Inlow Accident Litigation, Cause No. IP99-0830-C-H/G) and is currently on appeal to the Seventh Circuit Court of Appeals. The Seventh Circuit appeal has been stayed. Plaintiffs have filed a proof of claim in the CIHC bankruptcy for $100 million. CNC has objected to the claim and the Bankruptcy Court has scheduled a hearing on the matter for May 19, 2003. Although CNC believes that the claims against it are without merit, the ultimate outcome cannot be predicted with certainty. CNC is also party to litigation with Associated Aviation Underwriters, Inc. in Hamilton County Superior Court (Associated Aviation Underwriters, Inc. v. Conseco Inc., et al, Cause No. 29C01-9909-CP588) relating to Associated Aviation Underwriters' obligation to defend and/or indemnify CNC in the aforementioned litigation. If CNC prevails in this lawsuit, Associated Underwriters may be obligated to indemnify CNC for all or part of its liability in the aforementioned litigation. This litigation has been stayed until final judgments are rendered in the former litigation.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits and arbitrations (including purported class actions) related to their operations. These actions include one action brought by the Texas Attorney

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

General regarding long-term care policies, a purported nationwide class action involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums). The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As described in the note to the consolidated financial statements of the Company entitled "Changes in Direct Corporate Obligations", the Company is currently in default with respect to interest payments on certain of its outstanding indebtedness. The following table sets forth for each category of indebtedness the aggregate principal amount outstanding and the total amount of accrued indebtedness in default as of the date of this filing (dollars in millions):

                                                                         Principal       Accrued interest
                                                                          amount            in default
                                                                          ------            ----------
         Bank credit facility...........................................   $1,493              $ 97.1
         D&O loans......................................................      481                35.4
         Guaranteed senior notes (a)....................................    1,293               131.3
         Senior notes (a)...............................................    1,260               121.7
         Trust preferred securities (b).................................    1,930               163.8

--------------------

(a) Additional detail regarding the different maturities of guaranteed senior debt and senior debt is set forth in the note to the consolidated financial statements of the Company entitled "Changes in Direct Corporate Obligations."

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

     Conseco did not declare or pay the dividend on the Series F Common-Linked Convertible Preferred Stock that was to have been paid on October 1, 2002, January 1, 2003 and April 1, 2003 under its terms. If declared, these dividends would have been payable by the issuance of an additional 86,525 shares of Series F Preferred Stock to the existing holders thereof.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


ITEM 5.  OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

          2.4 Second Amended Disclosure Statement for Finance Company Debtors' Second Joint Liquidating Plan of Reorganization dated May 7, 2003.

          2.5 Finance Company Debtors' Second Amended Joint Liquidating Plan of Reorganization dated May 7, 2003.

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

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b) Reports on Form 8-K.

          A report on Form 8-K dated January 8, 2003, was filed with the Commission to report under Item 5, the United States Bankruptcy Court's amended equity trading restriction order.

          A report on Form 8-K dated January 21, 2003, was filed with the Commission to report under Item 5, the United States Bankruptcy Court's approval of the amended equity trading restriction order and the related motion.

          A report on Form 8-K dated January 31, 2003, was filed with the Commission to report under Item 5, the Company's filing with the United States Bankruptcy Court of the Joint Plan of Reorganization and the related Disclosure Statement of the Debtors.

          A report on Form 8-K dated March 12, 2003, was filed with the Commission to report under Item 5, the Company's filing with the United States Bankruptcy Court of the Amended Disclosure Statement and the related Amended Joint Plan of Reorganization of the Debtors.

          A report on Form 8-K dated March 18, 2003, was filed with the Commission to report under Item 5, the Company's filing with the United States Bankruptcy Court of the Second Amended Disclosure Statement and the related Second Amended Joint Plan of Reorganization of the Debtors.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CONSECO, INC.

Dated: May 20, 2003                      By: /s/ William J. Shea
                                             -----------------------------------
                                             William J. Shea, President and
                                             Chief Executive Officer

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

Date:   May 20, 2003

                                             /s/ William J. Shea
                                            ------------------------------------
                                            William J. Shea, President and
                                            Chief Executive Officer

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

Date:   May 20, 2003                       /s/ Eugene M. Bullis
                                           ------------------------------------
                                           Eugene M. Bullis, Executive Vice
                                           President and Chief Financial Officer