Form 10-Q
period 2003-06-30
CONSECO INC
filed 2003-08-14
CIK 719241

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

                  For the quarterly period ended June 30, 2003

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

      Shares of common stock outstanding as of August 8, 2003: 346,007,133

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                                June 30,       December 31,
                                                                                                  2003             2002
                                                                                                  ----             ----
                                                                                               (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2003 - $19,050.1;
     2002 - $18,989.8)....................................................................       $20,286.9       $19,417.4
   Equity securities at fair value (cost: 2003 - $132.4; 2002 - $161.4)...................           141.0           156.0
   Mortgage loans.........................................................................         1,230.1         1,308.3
   Policy loans...........................................................................           520.6           536.2
   Venture capital investment in AT&T Wireless Services, Inc. at fair value
      (cost: 2003 and 2002 - $14.2).......................................................            33.5            25.0
   Other invested assets .................................................................           386.3           340.8
                                                                                                 ---------       ---------

       Total investments..................................................................       $22,598.4        21,783.7

Cash and cash equivalents:
   Held by the parent company.............................................................            29.7            41.9
   Held by subsidiaries...................................................................         1,364.4         1,227.0
Accrued investment income.................................................................           394.1           389.8
Cost of policies purchased................................................................         1,042.3         1,170.0
Cost of policies produced.................................................................         1,902.6         2,014.4
Reinsurance receivables...................................................................           892.0           934.2
Income tax assets.........................................................................            53.4           101.5
Goodwill..................................................................................           100.0           100.0
Assets held in separate accounts and investment trust ....................................           417.2           447.0
Assets of discontinued operations.........................................................             -          17,624.3
Other assets..............................................................................           745.0           675.2
                                                                                                 ---------       ---------

       Total assets.......................................................................       $29,539.1       $46,509.0
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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                                                  June 30,    December 31,
                                                                                                    2003          2002
                                                                                                    ----          ----
                                                                                                 (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $13,126.1     $13,469.5
     Traditional products.....................................................................      8,159.9       7,971.4
     Claims payable and other policyholder funds..............................................        901.9         909.2
     Liabilities related to separate accounts and investment trust............................        417.2         447.0
   Other liabilities..........................................................................        982.1         673.5
   Liabilities of discontinued operations.....................................................          -        17,624.3
   Investment borrowings......................................................................        585.5         669.7
                                                                                                  ---------     ---------

         Total liabilities not subject to compromise..........................................     24,172.7      41,764.6
                                                                                                  ---------     ---------

   Liabilities subject to compromise..........................................................      4,971.7       4,873.3
                                                                                                  ---------     ---------

         Total liabilities....................................................................     29,144.4      46,637.9
                                                                                                  ---------     ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.........      1,921.5       1,921.5

Shareholders' deficit:
   Preferred stock............................................................................        501.7         501.7
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares
     authorized, shares issued and outstanding: 2003 and 2002 - 346,007,133)..................      3,497.4       3,497.0
   Accumulated other comprehensive income.....................................................      1,143.4         580.6
   Retained deficit...........................................................................     (6,669.3)     (6,629.7)
                                                                                                  ---------     ---------

         Total shareholders' deficit..........................................................     (1,526.8)     (2,050.4)
                                                                                                  ---------     ---------


         Total liabilities and shareholders' deficit..........................................    $29,539.1     $46,509.0
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
                                   (unaudited)

                                                                                 Three months ended    Six months ended
                                                                                       June 30,            June 30,
                                                                                 -------------------   -----------------
                                                                                   2003        2002     2003       2002
                                                                                   ----        ----     ----       ----
Revenues:
   Insurance policy income...................................................    $  813.9  $   874.5  $1,687.5  $ 1,823.6
   Net investment income:
     Insurance and fee-based segment general account assets..................       346.0      390.8     694.3      794.4
     Equity-indexed and separate account products............................        41.5      (55.7)     18.4      (73.7)
     Venture capital income (loss) related to investment in
       AT&T Wireless Services, Inc...........................................         6.0      (23.7)      8.5     (100.0)
     Other...................................................................         6.1        3.0       9.2        5.0
   Net realized investment gains (losses) ...................................        (2.3)    (223.6)     10.7     (253.2)
   Fee revenue and other income..............................................        12.8       18.4      26.5       40.6
                                                                                 --------  ---------  --------  ---------

       Total revenues........................................................     1,224.0      983.7   2,455.1    2,236.7
                                                                                 --------  ---------  --------  ---------

Benefits and expenses:
   Insurance policy benefits.................................................       872.6      749.6   1,731.3    1,586.5
   Provision for losses......................................................        15.8      100.0      31.1      140.0
   Interest expense (contractual interest of $97.2 and  $194.8 for the three
     and six months ended June 30, 2003, respectively).......................        73.5       82.8     147.1      164.3
   Amortization..............................................................       138.6      250.1     296.6      435.0
   Other operating costs and expenses........................................       148.4      141.7     303.3      317.1
   Special charges...........................................................         -         48.2       -         68.2
   Extraordinary gain on extinguishment of debt..............................         -         (1.8)      -         (1.8)
   Reorganization items......................................................        14.4        -        32.5        -
                                                                                 --------  ---------  --------  ---------

       Total benefits and expenses...........................................     1,263.3    1,370.6   2,541.9    2,709.3
                                                                                 --------  ---------  --------  ---------

       Loss before income taxes, minority interest, discontinued operations
          and cumulative effect of accounting change.........................       (39.3)    (386.9)    (86.8)    (472.6)

Income tax expense (benefit):
   Tax benefit on period losses..............................................       (16.6)    (135.2)    (31.2)    (161.3)
   Valuation allowance for deferred tax assets...............................         -      1,003.0       -      1,003.0
                                                                                 --------  ---------  --------  ---------

       Loss before minority interest, discontinued operations
          and cumulative effect of accounting change.........................       (22.7)  (1,254.7)    (55.6)  (1,314.3)

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred
      securities of subsidiary trusts, net of income taxes...................         -         29.2        -        58.4
                                                                                 --------  ---------  --------  -----------

       Loss before discontinued operations and cumulative
         effect of accounting change.........................................       (22.7)  (1,283.9)    (55.6)  (1,372.7)

Discontinued operations, net of income taxes.................................         2.1      (49.2)     16.0      (56.3)
Cumulative effect of accounting change for goodwill impairment, net of
   income taxes..............................................................         -          -         -     (2,949.2)
                                                                                 --------  ---------  --------  ---------

       Net loss..............................................................       (20.6)  (1,333.1)    (39.6)  (4,378.2)

Preferred stock dividends....................................................         -           .9       -          1.9
                                                                                 --------  ---------  --------  ---------

       Net loss applicable to common stock...................................    $  (20.6) $(1,334.0) $  (39.6) $(4,380.1)
                                                                                 ========  =========  ========  =========


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
                                   (unaudited)


                                                                        Three months ended           Six months ended
                                                                             June 30,                    June 30,
                                                                        ------------------           -----------------
                                                                        2003          2002           2003         2002
                                                                        ----          ----           ----         ----
Loss per common share:
   Basic:
     Weighted average shares outstanding........................     346,007,000   346,005,000   346,007,000   345,607,000
                                                                     ===========   ===========   ===========   ===========
     Loss before discontinued operations and cumulative
       effect of accounting change..............................           $(.07)       $(3.72)        $(.16)      $ (3.97)
     Discontinued operations....................................             .01          (.14)          .05          (.16)
     Cumulative effect of accounting change.....................              -             -             -          (8.54)
                                                                           -----        ------         -----        ------

       Net loss.................................................           $(.06)       $(3.86)        $(.11)      $(12.67)
                                                                           =====        ======         =====       =======

   Diluted:
     Weighted average shares outstanding........................     346,007,000   346,005,000   346,007,000   345,607,000
                                                                     ===========   ===========   ===========   ===========
     Loss before discontinued operations and cumulative
         effect of accounting change............................           $(.07)       $(3.72)        $(.16)      $ (3.97)
     Discontinued operations....................................             .01          (.14)          .05          (.16)
     Cumulative effect of accounting change.....................              -             -             -          (8.54)
                                                                           -----        ------         -----        ------

         Net loss...............................................           $(.06)       $(3.86)        $(.11)      $(12.67)
                                                                           =====        ======         =====       =======

























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

                                                                               Common stock     Accumulated other    Retained
                                                                   Preferred  and additional      comprehensive      earnings
                                                          Total      stock    paid-in capital     income (loss)      (deficit)
                                                          -----      -----    ---------------     -------------       -------
Balance, January 1, 2003.............................   $(2,050.4)    $501.7      $3,497.0          $  580.6        $(6,629.7)

   Comprehensive income, net of tax:
     Net loss........................................       (39.6)      -               -                 -             (39.6)
     Change in unrealized appreciation
       of investments (net of applicable income tax
       expense of $26.2).............................       562.8       -               -              562.8               -
                                                        ---------

         Total comprehensive income..................       523.2

   Change in shares for employee benefit plans.......          .4       -               .4                -                -
                                                        ---------     ------      --------          --------        ---------

Balance, June 30, 2003...............................   $(1,526.8)    $501.7      $3,497.4          $1,143.4        $(6,669.3)
                                                        =========     ======      ========          ========        =========

Balance, January 1, 2002.............................   $ 4,753.0     $499.6      $3,484.3          $ (439.0)       $ 1,208.1

   Comprehensive loss, net of tax:
     Net loss........................................    (4,378.2)       -              -                 -          (4,378.2)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       expense of $82.4).............................       143.1        -              -              143.1               -
                                                        ---------

         Total comprehensive loss....................    (4,235.1)

   Issuance of shares for stock options and for
     employee benefit plans..........................        15.1        -            15.1                -                -
   Payment-in-kind dividends on convertible
     preferred stock.................................         1.9        1.9            -                 -                -
   Dividends on preferred stock......................        (1.9)        -             -                 -              (1.9)
                                                        ---------     -------     --------          --------        ---------

Balance, June 30, 2002...............................   $   533.0     $501.5      $3,499.4          $ (295.9)       $(3,172.0)
                                                        =========     ======      ========          ========        =========













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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                          Six months ended
                                                                                                              June 30,
                                                                                                          ----------------
                                                                                                          2003        2002
                                                                                                          ----        ----
Cash flows from operating activities:
   Insurance policy income........................................................................    $ 1,431.2     $  1,557.9
   Net investment income..........................................................................        716.5        1,837.1
   Fee revenue and other income...................................................................         26.5          158.3
   Insurance policy benefits......................................................................     (1,132.7)      (1,261.4)
   Interest expense...............................................................................          -           (726.4)
   Policy acquisition costs.......................................................................       (227.1)        (271.0)
   Special charges................................................................................          -            (33.3)
   Reorganization items...........................................................................        (10.9)           -
   Other operating costs..........................................................................       (335.5)        (669.4)
   Taxes..........................................................................................         76.3         (114.5)
                                                                                                      ---------      ---------

     Net cash provided by operating activities....................................................        544.3          477.3
                                                                                                      ---------      ---------

Cash flows from investing activities:
   Sales of investments...........................................................................      4,286.2        11,498.9
   Maturities and redemptions of investments......................................................      1,198.0           766.8
   Purchases of investments.......................................................................     (5,331.8)      (11,764.7)
   Cash received from the sale of finance receivables, net of expenses............................          -             619.6
   Principal payments received on finance receivables.............................................          -           4,323.7
   Finance receivables originated.................................................................          -          (4,423.0)
   Other..........................................................................................        (35.9)         (105.0)
                                                                                                      ---------      ----------

     Net cash provided by investing activities ...................................................        116.5           916.3
                                                                                                      ---------      ----------

Cash flows from financing activities:
   Amounts received for deposit products..........................................................        994.9         2,304.2
   Withdrawals from deposit products..............................................................     (1,446.3)       (2,537.2)
   Issuance of notes payable......................................................................          -           4,259.6
   Payments on notes payable......................................................................          -          (5,434.7)
   Ceding commission received on reinsurance transactions.........................................          -              83.0
   Change in cash held in restricted accounts for settlement of borrowings........................          -              34.5
   Investment borrowings..........................................................................        (84.2)       (1,637.8)
   Dividends on preferred shares and distributions on
     Company-obligated mandatorily redeemable preferred securities of subsidiary trusts...........          -             (56.8)
                                                                                                      ---------      ----------

       Net cash used by financing activities......................................................       (535.6)       (2,985.2)
                                                                                                      ---------      ----------

       Net increase (decrease) in cash and cash equivalents.......................................        125.2        (1,591.6)

Cash and cash equivalents, beginning of period....................................................      1,268.9         3,060.8
                                                                                                      ---------      ----------

Cash and cash equivalents, end of period..........................................................    $ 1,394.1      $  1,469.2
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

     PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     Conseco, Inc. ("CNC") is the top tier holding company for our insurance business. Our insurance business is operated through subsidiaries owned directly and indirectly by CIHC, Incorporated ("CIHC"), an intermediate holding company that is controlled by CNC. Our finance business was operated through Conseco Finance Corp. ("CFC"), a wholly-owned subsidiary of CIHC, and its subsidiaries. We accounted for our finance business as a discontinued operation in 2002 once we formalized plans to sell our finance business and CFC and certain of its subsidiaries filed petitions under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). We completed a number of additional steps in 2003 related to CFC's sale and restructuring. On January 8, 2003, the Bankruptcy Court approved the sale and bidding procedures that would be followed to conduct an auction for the sale of CFC's businesses and assets. On March 5, 2003, the auction to sell CFC's businesses was concluded. A significant condition to the Bankruptcy Court approval and completion of the sale of CFC was the restructuring of servicing fee arrangements for CFC's managed portfolio of manufactured housing loans under more favorable terms. That restructuring was completed and the Bankruptcy Court entered final orders approving the terms of the sale of CFC on March 14, 2003. On April 1, 2003, CFC filed its liquidating plan of reorganization with the Bankruptcy Court. The sale of CFC's business and assets was concluded in the second quarter of 2003. No proceeds from the sale will be paid to CNC as a result of its ownership of CFC. As a result of these events, CNC no longer controls CFC. As of March 31, 2003, CNC no longer includes the assets and liabilities of CFC in its consolidated balance sheet. Our subsidiaries operate throughout the United States. We sometimes collectively refer to CNC, together with its consolidated subsidiaries, as "we," "Conseco" or the "Company."

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Our finance business historically provided a variety of finance products including manufactured housing and floor plan loans, home equity mortgages, home improvement and consumer product loans and private label credit cards.

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

     Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization subject to confirmation by the Bankruptcy Court. On March 18, 2003, the Bankruptcy Court approved the Debtors' Second Amended Disclosure

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


Statement (the "Disclosure Statement"), summarizing the terms of the Debtors' Second Amended Joint Plan of Reorganization (as subsequently amended, the "Plan"), as containing adequate information, as such term is defined in Section 1125 of the Bankruptcy Code, to permit the solicitation of votes from creditors on whether to accept the Plan. The Debtors commenced solicitation on April 4, 2003. The voting record date was set as March 19, 2003 and the deadline for returning completed ballots, originally set for May 14, 2003, was extended to June 6, 2003. A hearing to consider confirmation of the Plan began on June 13, 2003. On June 16, 2003, the Debtors filed a Third Amended Joint Plan of Reorganization. On July 15, 2003, the Debtors filed a Fourth Amended Joint Plan of Reorganization, principally reflecting modifications to the non-debtor release provision and related components of the Plan.

     On August 2, 2003, the Debtors filed an amended declaration of the voting agent, which noted that all classes, other than the holders of the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities" or "TOPrS"), voted to accept the Plan. On July 31, 2003, CNC announced that it had reached an agreement-in-principle with the TOPrS, and the Debtors expect to file a Fifth Amended Joint Plan of Reorganization incorporating the terms of this settlement. The Debtors will emerge from bankruptcy if and when the Plan, as amended, is approved by the Bankruptcy Court, and all conditions to the consummation of the Plan have been satisfied or waived.

     The Debtors previously filed with the Bankruptcy Court schedules of assets and liabilities of the Debtors as reflected on our books and records. Subject to certain limited exceptions, the Bankruptcy Court established a bar date of February 21, 2003, for all prepetition claims against the Debtors. A bar date is the date by which claims against the Debtors must be filed if the claimants are to be eligible to receive any distribution in the bankruptcy proceedings. The Debtors notified all known or potential claimants subject to the February 21, 2003 bar date of their need to file a proof of claim with the Bankruptcy Court. Approximately 9,000 proofs of claim were filed on or before the February 21, 2003 bar date and the Company has been objecting to claims and otherwise reconciling claims that differ from the Debtors' records. Any differences that cannot be resolved through negotiations between the Debtors and the claimant will be resolved by the Bankruptcy Court. Although the ultimate number and amount of allowed claims is not presently known, on July 11, 2003, the Debtors filed a declaration of the claims agent regarding the status of general unsecured claims.

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

     Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before unsecured creditors and holders of CNC's common and preferred stock and Trust Preferred Securities are entitled to receive any distribution. The Plan sets forth the Debtors' proposed treatment of claims and equity interests. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Our Plan would result in holders of CNC's common stock and preferred stock receiving no value on account of the cancellation of their interests. In addition, holders of unsecured claims against the Debtors would, in most cases, receive less than full recovery.

     At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, our plan of reorganization.

     DISCONTINUED FINANCE BUSINESS - SALE OF CFC

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

     On March 6, 2003, CFC received an offer from Berkadia Equity Holdings, L.L.C. ("Berkadia") that purported to be a bid in the recently concluded auction. Concurrently therewith, Berkadia filed an objection to the sale that the Bankruptcy Court heard, and summarily dismissed, on March 7, 2003. After further negotiations during the March 7-14, 2003 period, CFN and GE significantly increased the amount of cash to be paid for the CFC Assets. Ultimately, each of the major constituencies, including the CFC Committee, the Ad Hoc Securitization Holders' Committee, U.S. Bank as securitization trustee for the certificate holders of certain lower-rated securities that are senior in payment priority to the interest-only securities, and Federal National Mortgage Association, as a major bond holder, agreed to support the sale of CFC Assets to CFN and GE. On March 14, 2003, the Bankruptcy Court entered orders approving the terms of the sale of the CFC Assets free and clear of all liens to each of CFN and GE. The closing of the sale of the CFC Assets was completed in June 2003. No proceeds resulting from the sale are available to satisfy the creditors of CNC or CIHC.

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

     Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or when it is probable that it will be an allowed claim. During the first six months of 2003, the Company recognized a charge of $32.5 million associated with the Chapter 11 Cases for fees payable to professionals to assist with the filing of the Chapter 11 Cases.

     We are currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation as a going concern is contingent upon our ability to obtain confirmation of the Plan, return to profitability, generate sufficient cash flows from operations and many other bankruptcy considerations and risks related to our business and financial condition. These matters raise substantial doubt about Conseco's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, our Plan will materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of a reorganization under Chapter 11 of the Bankruptcy Code.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly our financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2003 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     During the third quarter of 2002, CNC entered into an agreement to sell Conseco Variable Insurance Company ("CVIC"), its wholly owned subsidiary and the primary writer of its variable annuity products. The sale was completed in October 2002. The operating results of CVIC have been reported as discontinued operations in all periods presented in the accompanying consolidated statement of operations. See the note to the consolidated financial statements entitled "Discontinued Operations."

     During 2001, we stopped renewing a large portion of our major medical lines of business. These lines of business are referred to herein as the "major medical business in run-off".

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, certain investments, assets and liabilities related to income taxes, goodwill, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals and liabilities related to guarantees of bank loans and the related interest loans to certain current and former directors, officers and key employees. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     Changes in the carrying amount of goodwill for the six months ended June 30, 2003 and 2002, are as follows:


                                                                                 Six months ended
                                                                                     June 30,
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

     The following table summarizes the components of the liabilities included in the line "liabilities subject to compromise" in our consolidated balance sheet (dollars in millions):

                                                                                June 30,          December 31,
                                                                                  2003                2002
                                                                                --------          ------------
Other liabilities:
    Liability for guarantee of bank loans to current and former directors, officers and key employees to purchase
       CNC common stock...................................................      $  483.3           $  480.8
    Interest payable......................................................         237.1              171.6
    Accrual for distributions on Company-obligated mandatorily
       redeemable preferred securities of subsidiary trusts...............          90.1               90.1
    Liability for retirement benefits pursuant to executive
       employment agreements..............................................          22.6               22.6
    Liability for deferred compensation...................................           2.1                2.3
    Other liabilities.....................................................           9.0               48.8
                                                                                --------           --------

       Total other liabilities subject to compromise......................         844.2              816.2

Notes payable - direct corporate obligations..............................       4,127.5            4,057.1
                                                                                --------           --------

       Total liabilities subject to compromise............................      $4,971.7           $4,873.3
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

            Condensed Consolidating Balance Sheet as of June 30, 2003
                              (Dollars in millions)

                                                                 Conseco and     Subsidiaries                  Conseco, Inc.
                                                               subsidiaries in      not in                    and subsidiaries
                                                               reorganization   reorganization   Eliminations   consolidated
                                                               --------------   --------------   ------------   ------------
                                    ASSETS
Cash and cash equivalents......................................     $    28.5        $ 1,365.6      $     -       $ 1,394.1
Investments....................................................           6.2         22,592.2            -        22,598.4
Investment in wholly-owned subsidiaries
    (eliminated in consolidation)..............................       6,179.1          1,239.0       (7,418.1)          -
Receivable from affiliates
    (eliminated in consolidation)..............................       1,257.8          1,164.4       (2,422.2)          -
Income tax assets..............................................          91.2             25.1          (62.9)         53.4
Other assets...................................................          72.7          5,420.7            (.2)      5,493.2
                                                                    ---------       ----------      ---------     ---------

          Total assets.........................................     $ 7,635.5        $31,807.0      $(9,903.4)    $29,539.1
                                                                    =========        =========      =========     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
    Liabilities for insurance and asset accumulation products..     $     -          $22,605.1      $     -       $22,605.1
    Payables to subsidiaries (eliminated in consolidation).....           8.2          1,288.0       (1,296.2)          -
    Other liabilities..........................................          23.0          1,544.6            -         1,567.6
    Liabilities subject to compromise..........................       4,971.7              -              -         4,971.7
    Affiliated liabilities subject to compromise
       (eliminated in consolidation)...........................       1,177.4              -         (1,177.4)          -
                                                                    ---------        ---------      ---------     ---------

          Total liabilities....................................       6,180.3         25,437.7       (2,473.6)     29,144.4
                                                                    ---------        ---------      ---------     ---------

Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts...........................       1,921.5              -              -         1,921.5

Shareholders' equity (deficit):
    Preferred stock............................................       1,654.6              -         (1,152.9)        501.7
    Common stock and additional paid-in capital (no par value,
       1,000,000,000 shares authorized, shares issued and
       outstanding: 2003 and 2002 - 346,007,133)...............       3,497.7          6,346.1       (6,346.4)      3,497.4
    Accumulated other comprehensive income.....................       1,143.4          1,143.4       (1,143.4)      1,143.4
    Retained earnings (deficit)................................      (6,762.0)        (1,120.2)       1,212.9      (6,669.3)
                                                                    ---------        ---------      ---------     ---------

          Total shareholders' equity (deficit).................        (466.3)         6,369.3       (7,429.8)     (1,526.8)
                                                                    ---------        ---------      ---------     ---------

          Total liabilities and shareholders' equity (deficit).     $ 7,635.5        $31,807.0      $(9,903.4)    $29,539.1
                                                                    =========        =========      =========     =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

          Condensed Consolidating Balance Sheet as of December 31, 2002
                              (Dollars in millions)

                                                                Conseco and     Subsidiaries                    Conseco, Inc.
                                                              subsidiaries in      not in                     and subsidiaries
                                                              reorganization   reorganization    Eliminations   consolidated
                                                              --------------   --------------    ------------   ------------
                                     ASSETS
Cash and cash equivalents....................................    $    41.5        $ 1,227.4       $     -        $ 1,268.9
Investments..................................................          5.9         21,777.8             -         21,783.7
Investment in wholly-owned subsidiaries
    (eliminated in consolidation)............................      5,521.5          1,239.0        (6,760.5)          -
Receivable from affiliates
    (eliminated in consolidation)............................      1,280.3          1,153.7        (2,434.0)          -
Income tax assets............................................         77.8             23.7             -            101.5
Other assets.................................................         66.8          5,663.8             -          5,730.6
Assets of discontinued operations............................     17,624.3              -               -         17,624.3
                                                                 ---------        ---------       ---------      ---------

          Total assets.......................................    $24,618.1        $31,085.4       $(9,194.5)     $46,509.0
                                                                 =========        =========       =========      =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
    Liabilities for insurance and asset accumulation products    $     -          $22,797.1       $     -        $22,797.1
    Payables to subsidiaries (eliminated in consolidation)...          4.8          1,298.3        (1,303.1)           -
    Other liabilities........................................          -            1,343.2                        1,343.2
    Liabilities of discontinued operations...................     17,624.3              -               -         17,624.3
    Liabilities subject to compromise........................      4,873.3              -               -          4,873.3
    Affiliated liabilities subject to compromise
       (eliminated in consolidation).........................      1,177.4              -          (1,177.4)           -
                                                                 ---------        ---------       ---------      ---------

          Total liabilities..................................     23,679.8         25,438.6        (2,480.5       46,637.9
                                                                 ---------        ---------       ---------      ---------

Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts.........................      1,921.5              -                -         1,921.5

Shareholders' equity (deficit):
    Preferred stock..........................................      1,644.7              -          (1,143.0)         501.7
    Common stock and additional paid-in capital (no par
       value, 1,000,000,000 shares authorized, shares issued
       and outstanding: 2002 - 346,007,133)..................      3,497.3          6,393.4        (6,393.7)       3,497.0
    Accumulated other comprehensive income...................        580.6            470.0          (470.0)         580.6
    Retained earnings (deficit)..............................     (6,705.8)        (1,216.6)        1,292.7       (6,629.7)
                                                                 ---------        ---------       ---------      ---------

          Total shareholders' equity (deficit)...............       (983.2)         5,646.8        (6,714.0)      (2,050.4)
                                                                 ---------        ---------       ---------      ---------

          Total liabilities and shareholders' equity (deficit)   $24,618.1        $31,085.4       $(9,194.5)     $46,509.0
                                                                 =========        =========       =========      =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

                 Condensed Consolidating Statement of Operations
                    for the three months ended June 30, 2003
                              (Dollars in millions)

                                                                   Conseco and    Subsidiaries                   Conseco, Inc.
                                                                 subsidiaries in    not in                    and subsidiaries
                                                                 reorganization  reorganization   Eliminations   consolidated
                                                                 --------------  --------------   ------------   ------------
Revenues:
    Insurance policy income.......................................     $  -         $  813.9           $  -       $  813.9
    Net investment income.........................................        1.6          392.0              -          393.6
    Net investment income from venture capital investments........        -              6.0              -            6.0
    Fee and interest income - affiliated
       (eliminated in consolidation)..............................         .2            9.2             (9.4)         -
    Net investment losses.........................................        (.3)          (2.0)             -           (2.3)
    Fee revenue and other income..................................         .1           12.7              -           12.8
                                                                       ------       --------           ------     --------

          Total revenue...........................................        1.6        1,231.8             (9.4)     1,224.0
                                                                       ------       --------           ------     --------

Expenses:
    Insurance policy benefits.....................................        -            872.6              -          872.6
    Provision for losses..........................................        1.3           14.5              -           15.8
    Interest expense..............................................       69.8            3.7              -           73.5
    Interest expense - affiliated (eliminated in consolidation)...        -              7.6             (7.6)         -
    Amortization..................................................        -            138.6              -          138.6
    Operating costs and expenses - affiliated
       (eliminated in consolidation)..............................        2.6            -               (2.6)         -
    Operating costs and expenses..................................      (29.9)         178.3              -          148.4
    Reorganization items..........................................       14.4            -                -           14.4
                                                                       ------       --------           ------     --------

          Total expenses..........................................       58.2        1,215.3            (10.2)     1,263.3
                                                                       ------       --------           ------     --------

          Income (loss) before income taxes, equity in undistributed earnings of subsidiaries and distributions on Company-
             obligated mandatorily redeemable preferred securities
             of subsidiary trusts.................................      (56.6)          16.5               .8        (39.3)

    Income tax benefit on period income...........................       (9.9)          (6.7)             -          (16.6)
                                                                       ------       --------           ------     --------

          Income (loss) before equity in undistributed earnings
               of subsidiaries and discontinued operations........      (46.7)          23.2               .8        (22.7)

    Equity in undistributed earnings of subsidiaries before
         discontinued operations (eliminated in consolidation)....       29.3            -              (29.3)         -
                                                                       ------       --------           ------     --------

          Income (loss) before discontinued operations............      (17.4)          23.2            (28.5)       (22.7)

    Discontinued operations.......................................        -              2.1              -            2.1
                                                                       ------       --------           ------     --------

          Net income (loss).......................................      (17.4)          25.3            (28.5)       (20.6)

    Preferred stock dividends - affiliated........................        6.6            -               (6.6)         -
                                                                       ------       --------           ------     --------

          Income (loss) applicable to common stock................     $(24.0)      $   25.3           $(21.9)    $  (20.6)
                                                                       ======       ========           ======     ========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

                 Condensed Consolidating Statement of Operations
                     for the six months ended June 30, 2003
                              (Dollars in millions)

                                                                  Conseco and    Subsidiaries                   Conseco, Inc.
                                                                subsidiaries in    not in                     and subsidiaries
                                                                reorganization  reorganization  Eliminations    consolidated
                                                                --------------  --------------  ------------    ------------
Revenues:
    Insurance policy income.....................................      $   -         $1,687.5           $  -        $1,687.5
    Net investment income.......................................          3.0          718.9              -           721.9
    Net investment income from venture capital investments......          -              8.5              -             8.5
    Fee and interest income - affiliated
       (eliminated in consolidation)............................           .4           18.5            (18.9)          -
    Net investment gains (losses)...............................          (.3)          11.0              -            10.7
    Fee revenue and other income................................           .3           26.2              -            26.5
                                                                      -------       --------           ------      --------

          Total revenue.........................................          3.4        2,470.6            (18.9)      2,455.1
                                                                      -------       --------           ------      --------

Expenses:
    Insurance policy benefits...................................          -          1,731.3              -         1,731.3
    Provision for losses........................................          2.5           28.6              -            31.1
    Interest expense............................................        140.6            6.5              -           147.1
    Interest expense - affiliated (eliminated in consolidation).          -             15.2            (15.2)          -
    Amortization................................................          -            296.6              -           296.6
    Operating costs and expenses - affiliated
       (eliminated in consolidation)............................          5.3            -               (5.3)          -
    Operating costs and expenses................................        (26.4)         329.7              -           303.3
    Reorganization items........................................         32.5            -                -            32.5
                                                                      -------       --------           ------      --------

          Total expenses........................................        154.5        2,407.9            (20.5)      2,541.9
                                                                      -------       --------           ------      --------

          Income (loss) before income taxes, equity in
             undistributed earnings of subsidiaries and
             distributions on Company-obligated mandatorily
             redeemable preferred securities of subsidiary
             trusts.............................................       (151.1)          62.7              1.6         (86.8)

    Income tax benefit on period income.........................        (13.5)         (17.7)             -           (31.2)
                                                                      -------       --------           ------      --------

          Income (loss) before equity in undistributed earnings
               of subsidiaries and discontinued operations......       (137.6)          80.4              1.6         (55.6)

    Equity in undistributed earnings of subsidiaries before
         discontinued operations (eliminated in consolidation)..         94.6            -              (94.6)          -
                                                                      -------       --------           ------      --------

          Income (loss) before discontinued operations..........        (43.0)          80.4            (93.0)        (55.6)

    Discontinued operations.....................................          -             16.0              -            16.0
                                                                      -------       --------           ------      --------

          Net income (loss).....................................        (43.0)          96.4            (93.0)        (39.6)

    Preferred stock dividends - affiliated......................         13.2            -              (13.2)          -
                                                                      -------       --------           ------      --------

          Income (loss) applicable to common stock..............      $ (56.2)      $   96.4           $(79.8)     $  (39.6)
                                                                      =======       ========           ======      ========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------

                 Condensed Consolidating Statement of Cash Flows
                     for the six months ended June 30, 2003
                              (Dollars in millions)

                                                                  Conseco and    Subsidiaries                 Conseco, Inc.
                                                                subsidiaries in     not in                  and subsidiaries
                                                                reorganization  reorganization Eliminations   consolidated
                                                                --------------  -------------- ------------   ------------
    Net cash provided (used) by operating activities............      $(10.9)       $  556.0      $ (.8)        $  544.3
    Net cash provided (used) by investing activities............        (1.9)          127.2       (8.8)           116.5
    Net cash provided (used) by financing activities............         (.2)         (545.0)       9.6           (535.6)
                                                                      ------        --------       ----         --------

    Net increase (decrease) in cash and cash equivalents........       (13.0)          138.2         -             125.2
    Cash and cash equivalents, beginning of period..............        41.5         1,227.4         -           1,268.9
                                                                      ------        --------       ----         --------

       Cash and cash equivalents, end of period.................      $ 28.5        $1,365.6       $ -          $1,394.1
                                                                      ======        =========      ====         ========

     Certain creditors have filed claims substantially in excess of amounts reflected in the Debtors' records. Consequently, the amount included in the consolidated balance sheet at June 30, 2003, as "liabilities subject to compromise" may be adjusted.

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost).

     Accumulated other comprehensive income is primarily comprised of unrealized gains on actively managed fixed maturity investments. Such amounts, included in shareholders' equity (deficit) as of June 30, 2003, and December 31, 2002, were as follows:

                                                                                         June 30,        December 31,
                                                                                           2003              2002
                                                                                           ----              ----
                                                                                             (Dollars in millions)
Unrealized gains on investments.......................................................   $1,196.5           $448.1
Adjustments to cost of policies purchased and cost of policies produced...............     (267.2)           (95.3)
Deferred income tax benefit...........................................................      223.4            249.6
Other.................................................................................       (9.3)           (21.8)
                                                                                         --------           ------

     Accumulated other comprehensive income...........................................   $1,143.4           $580.6
                                                                                         ========           ======

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     VENTURE CAPITAL INVESTMENT IN AT&T WIRELESS SERVICES, INC.

     At June 30, 2003, our venture capital investments consisted of 4.1 million shares of AT&T Wireless Services, Inc. ("AWE") with a value of $33.5 million. Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income (loss). We recognized venture capital investment income (losses) of $6.0 million and $(23.7) million in the second quarters of 2003 and 2002, respectively, related to this investment. Our venture capital investment income (losses) related to this investment were $8.5 million and $(100.0) million in the first six months of 2003 and 2002, respectively.

     COST OF POLICIES PRODUCED

     The costs that vary with, and are primarily related to, producing new insurance business are referred to as cost of policies produced. We amortize these costs (using the interest rate credited to the underlying policy for universal life or investment-type products and the projected investment earnings rate for other products): (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the cost of policies produced for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' deficit.

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

     We regularly evaluate the recoverability of the unamortized balance of the cost of policies produced. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense.

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

     The amortization related to the cost of policies purchased was $83.3 million and $98.1 million in the first six months of 2003 and 2002, respectively. The Company expects to amortize approximately 12 percent of the December 31, 2002 balance of cost of policies purchased in 2003, 11 percent in 2004, 9 percent in 2005, 8 percent in 2006 and 7 percent in 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     EARNINGS PER SHARE

     A reconciliation of net loss and shares used to calculate basic and diluted loss per share is as follows:

                                                                         Three months ended            Six months ended
                                                                              June 30,                      June 30,
                                                                         ------------------           ------------------
                                                                         2003          2002           2003          2002
                                                                         ----          ----           ----          ----
                                                                          (Dollars in millions and shares in thousands)
Net loss..........................................................      $(20.6)     $(1,333.1)       $(39.6)      $(4,378.2)
Preferred stock dividends.........................................         -              (.9)          -              (1.9)
                                                                        ------      ---------        ------       ---------

     Net loss applicable to common ownership
       for basic earnings per share...............................      $(20.6)     $(1,334.0)       $(39.6)      $(4,380.1)
                                                                        ======      =========        ======       =========

Shares:

   Weighted average shares outstanding
     for basic and diluted earnings per share.....................     346,007        346,005       346,007         345,607
                                                                       =======        =======       =======         =======

     There were no dilutive common stock equivalents during the 2003 and 2002 periods because of the net loss realized by the Company during such periods.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three and six months ended June 30, 2003 and 2002, because doing so would have been antidilutive in the periods presented.

                                                                           Three months ended          Six months ended
                                                                                June 30,                    June 30,
                                                                           ------------------          ----------------
                                                                           2003          2002          2003        2002
                                                                           ----          ----          ----        ----
                                                                                        (Shares in thousands)
   Equivalent common shares that were antidilutive during the period:
     Stock options.....................................................        -          3,351            -       2,914
     Employee benefit plans............................................      874            889          874         907
     Assumed conversion of convertible preferred stock.................   29,129         28,414       29,129      28,273
                                                                          ------         ------       ------      ------

       Antidilutive equivalent common shares...........................   30,003         32,654       30,003      32,094
                                                                          ======         ======       ======      ======

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

     Operating information regarding the insurance and corporate segments was as follows:

                                                                    Three months ended       Six months ended
                                                                         June 30,                 June 30,
                                                                    ------------------       ----------------
                                                                    2003          2002      2003         2002
                                                                    ----          ----      ----         ----
                                                                              (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities...............................................   $   29.7      $   34.5   $   68.5     $   63.0
       Supplemental health.....................................      572.9         564.1    1,148.9      1,137.3
       Life....................................................      146.8         133.2      300.5        315.0
       Other...................................................       17.5          28.8       37.7         59.3
     Net investment income (a).................................      385.2         330.3      706.6        710.2
     Fee revenue and other income (a)..........................       12.8          23.3       26.2         50.0
     Net realized investment gains (losses) (a)................       (2.3)       (223.6)      10.7       (253.2)
                                                                  --------      --------   --------     --------

         Total insurance and fee-based segment revenues........    1,162.6         890.6    2,299.1      2,081.6
                                                                  --------      --------   --------     --------


   Corporate and other:
     Net investment income.....................................        6.1           3.0        9.2          5.0
     Venture capital gain (loss) related to investment in AWE..        6.0         (23.7)       8.5       (100.0)
     Revenue from the major medical business in run-off........       49.3         118.8      138.3        259.8
                                                                  --------      --------   --------     --------

         Total corporate segment revenues......................       61.4          98.1      156.0        164.8
                                                                  --------      --------   --------     --------

   Eliminations................................................        -            (5.0)       -           (9.7)
                                                                  --------      --------   --------     --------

         Total revenues........................................    1,224.0         983.7    2,455.1      2,236.7
                                                                  --------      --------   --------     --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits.................................      834.5         665.8    1,619.4      1,415.8
     Amortization..............................................      130.6         232.9      279.2        395.0
     Interest expense on investment borrowings.................        3.8           3.3        6.4         10.3
     Other operating costs and expenses........................      148.9         121.7      292.1        257.9
     Special charges...........................................        -            36.7        -           39.7
                                                                  --------      --------   --------    ---------

       Total insurance and fee-based segment expenses..........    1,117.8       1,060.4    2,197.1      2,118.7
                                                                  --------      --------   --------    ---------

                        (continued on the following page)

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


                         (continued from previous page)

                                                                     Three months ended           Six months ended
                                                                          June 30,                     June 30,
                                                                     ------------------           ----------------
                                                                     2003          2002           2003        2002
                                                                     ----          ----           ----        ----
                                                                                  (Dollars in millions)
   Corporate and other:
     Interest expense on corporate debt........................        69.8         79.5          140.7        154.0
     Provision for losses and interest expense related to stock
       purchase plan...........................................        15.8        100.0           31.1        140.0
     Expenses from the major medical business in run-off.......        49.3        118.8          138.3        259.8
     Other corporate expenses, less charges to subsidiaries for
       services provided.......................................        (3.8)         7.2            2.2         19.8
     Extraordinary gain on extinguishment of debt..............         -           (1.8)           -           (1.8)
     Reorganization items......................................        14.4          -             32.5          -
     Special charges...........................................         -           11.5            -           28.5
                                                                   --------     --------       --------     --------

       Total corporate segment expenses........................       145.5        315.2          344.8        600.3
                                                                   --------     --------       --------     --------

   Eliminations................................................         -           (5.0)           -           (9.7)
                                                                   --------     --------       --------     --------

       Total expenses..........................................     1,263.3      1,370.6        2,541.9      2,709.3
                                                                   --------     --------       --------     --------

Income (loss) before income taxes, minority interest and
   cumulative effect of accounting change:
     Insurance and fee-based operations........................        44.8       (169.8)         102.0        (37.1)
     Corporate interest expense and other items................       (84.1)      (217.1)        (188.8)      (435.5)
                                                                   --------     --------       --------     --------

         Loss before income taxes, minority interest,
           discontinued operations and cumulative effect of
           accounting change...................................    $  (39.3)    $ (386.9)      $  (86.8)    $ (472.6)
                                                                   ========     ========       ========     ========

--------------------
(a) It is not practicable to provide additional components of revenue by product or service.

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the participation rate) over an annual period. At the beginning of each policy year, a new index period begins. The Company is able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. Option costs that are attributable to benefits provided were $39.4 million and $52.2 million in the first six months of 2003 and 2002, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $57.8 million and $(18.3) million in the first six months of 2003 and 2002, respectively. Such amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $80.0 million and $32.8 million at June 30, 2003 and December 31, 2002, respectively. We classify such instruments as other invested assets. The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The Company records the change in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $319.9 million and $274.0 million at June 30, 2003 and December 31, 2002, respectively.

     If the counterparties for the derivatives we hold fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 2003, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     GUARANTEES

     We have guaranteed $481.3 million principal amount of bank loans to current and former directors, officers and key employees (the "D&O loans"). Conseco defaulted on certain notes, which resulted in the immediate maturity of the D&O loans through cross-acceleration and cross-default provisions contained in the governing instruments. The proceeds of the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock in open market or negotiated transactions with independent parties. These shares have been held by the D&O lenders as collateral for the loans. In addition, as of June 30, 2003, Conseco had provided loans to participants for interest on the D&O loans totaling $207.8 million.

     Under the terms of the Plan, certain eligible participants would have their initial D&O loan amounts reduced in settlement of certain claims they may have against the Company. These eligible participants currently collectively owe less than 10 percent of the entire amount due under the stock purchase program. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. During the first six months of 2003, we established a noncash provision in connection with these guarantees and loans of $31.1 million. At June 30, 2003, the reserve for losses on the loan guarantees and on the loans held by Conseco totaled $691.1 million. During 2002, Conseco purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans (including accrued interest, the balance on these loans was $59.3 million at June 30, 2003). At June 30, 2003, the guaranteed bank loans and interest loans exceeded the value of the collateral held and the reserve for losses by approximately $60 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants.

     CIHC was the guarantor of certain obligations of CFC. The exposure under the guarantees was limited to the balance of certain credit facilities not to exceed $250 million. If the Plan is confirmed, CIHC will have no additional exposure as guarantor of these facilities.

     In accordance with the terms of the Company's former Chief Executive Officer's employment agreement, Bankers Life and Casualty Company, a wholly-owned subsidiary of the Company, is the guarantor of the former executive's nonqualified supplemental retirement benefit. The liability for such benefit at June 30, 2003 was $17.2 million and is included in the caption "Other liabilities" in the liability section of the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $149.9 million and $188.1 million in the first six months of 2003 and 2002, respectively. We deducted this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $137.3 million and $166.0 million in the first six months of 2003 and 2002, respectively. Reinsurance premiums assumed totaled $46.2 million and $45.1 million in the first six months of 2003 and 2002, respectively.

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

     A valuation allowance has been provided for the entire balance of net deferred income tax assets at June 30, 2003, as we believe the realization of such assets in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. This conclusion was greatly influenced by recent unfavorable developments affecting the Company such as rating downgrades that decreased the Company's likelihood to generate adequate future taxable income to realize the tax benefits.

     The projected ordinary loss carryforwards and capital loss carryforwards are $1.9 billion and $428.0 million, respectively, as of June 30, 2003. The ordinary loss carryforwards include amounts attributed to losses incurred as a result of our prior ownership of CFC and losses from the operation of our other businesses. The losses are subject to change due to actual results varying from estimates, income tax examinations, disposition of certain businesses, and the conclusion of bankruptcy proceedings. Approximately $2.3 million of the ordinary loss carryforwards will expire in 2003 if not utilized. The reorganization will result in an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, which may limit the use of ordinary loss carryforwards and capital loss carryforwards.

     At June 30, 2003, Conseco had $428.0 million of capital loss carryforwards. These carryforwards will expire as follows: $23.2 million in 2006, $299.2 million in 2007 and $105.6 million in 2008.

     A reconciliation of the U.S. statutory corporate income tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                       Six months ended
                                                                                                           June 30,
                                                                                                      ------------------
                                                                                                      2003          2002
                                                                                                      ----          ----
U.S. statutory corporate rate..................................................................       (35.0)%      (35.0)%
Valuation allowance............................................................................         -          212.2
Income tax credits.............................................................................        (2.2)         (.5)
Other nondeductible expenses...................................................................          .9          1.1
State taxes....................................................................................          .4           .3
                                                                                                       ----        -----

       Effective tax rate......................................................................       (35.9)%      178.1%
                                                                                                      =====        =====

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------



     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     This note contains information regarding the following notes payable that were direct corporate obligations of CNC as of June 30, 2003 and December 31, 2002:

                                                                                June 30,       December 31,
                                                                                  2003             2002
                                                                                  ----             ----
                                                                                  (Dollars in millions)
$1.5 billion Senior Credit Facility..........................................  $ 1,594.2          $ 1,531.4
8.5% senior notes due 2002...................................................      224.9              224.9
8.5% guaranteed senior notes due 2003........................................        1.0                1.0
8.125% senior notes due 2003.................................................       63.5               63.5
6.4% senior notes due 2003...................................................      234.1              234.1
6.4% guaranteed senior notes due 2004........................................       14.9               14.9
10.5% senior notes due 2004..................................................       24.5               24.5
8.75% senior notes due 2004..................................................      423.7              423.7
8.75% guaranteed senior notes due 2006.......................................      364.3              364.3
6.8% senior notes due 2005...................................................       99.2               99.2
6.8% guaranteed senior notes due 2007........................................      150.8              150.8
9.0% senior notes due 2006...................................................      150.8              150.8
9.0% guaranteed senior notes due 2008........................................      399.2              399.2
10.75% senior notes due 2008.................................................       37.6               37.6
10.75% guaranteed senior notes due 2009......................................      362.4              362.4
                                                                               ---------          ---------

     Total principal amount..................................................    4,145.1            4,082.3
Unamortized net discount related to issuance of notes payable ...............      (25.5)             (34.0)
Unamortized fair market value of terminated interest rate swap agreements....        7.9                8.8
                                                                               ---------          ---------

Less amounts subject to compromise...........................................   (4,127.5)          (4,057.1)
                                                                               ---------          ---------

     Direct corporate obligations............................................  $     -            $     -
                                                                               =========          =========


     CNC has not made any interest or principal payments on any of its direct corporate obligations since its August 9, 2002 announcement that it intended to effectuate a fundamental restructuring of the Company's capital structure. As a result of its failure to make such payments and the filing of the Chapter 11 Cases, CNC has defaulted on its debt obligations, $481.3 million of principal amount of the guaranteed D&O loans and approximately $1.9 billion of trust preferred securities through cross-default provisions contained in the governing instruments. CNC is also not in compliance with certain covenants under its bank credit agreement and the guarantees of the D&O loans. During the bankruptcy proceedings, the Debtors are not subject to the restrictions contained in the bank credit agreement and the guarantees of the D&O loans, and the Bankruptcy Code automatically stays any collection of prepetition claims.

     CNC has a $1.5 billion credit facility (the "Senior Credit Facility") with Bank of America, N.A., as administrative agent, and various other lending institutions. The Senior Credit Facility was scheduled to mature on December 31, 2003. During 2003, $62.8 million of accrued and unpaid interest was added to the outstanding principal amount of the Senior Credit Facility pursuant to a waiver dated September 8, 2002.

     In 1993, CNC issued $200 million of 8.125% senior notes due February 15, 2003 (the "93 Notes"). In 1994, CCP Insurance, Inc. ("CCP") issued $200 million of 10.5% senior notes due December 15, 2004 (the "94 Notes"). CNC acquired CCP by merger on August 31, 1995 and assumed CCP's obligations under the 94 Notes in connection with the merger.

     We sometimes refer to the 93 Notes and the 94 Notes collectively as the "93/94 Notes." The 93/94 Notes are secured by the stock of CIHC, Conseco Capital Management, Inc. (a registered investment advisor and wholly-owned subsidiary of

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


CNC), CFC and certain of its subsidiaries and certain intercompany notes. Certain of the assets of CFC have been pledged to the holders of the 93/94 Notes. The Plan proposes that CFC pay the 93/94 Notes.

     Effective September 9, 2002, we were subject to the default interest rate on the Senior Credit Facility. Such rate is based on the prime rate plus a margin of 3.75 percent (such rate averaged 8.0 percent during the first six months of 2003). Prior to September 9, 2002, the interest rate on the amended credit facility was based on an IBOR rate plus a margin of 3.25 percent.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                              -------------------
                                                                                              2003           2002
                                                                                              ----           ----
                                                                                             (Shares in thousands)
Balance, beginning of period.............................................................    346,007       344,743
   Stock options exercised...............................................................         -              5
   Shares issued under employee benefit compensation plans...............................         -          1,259
                                                                                             -------       -------

Balance, end of period...................................................................    346,007       346,007
                                                                                             =======       =======

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB's Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments" ("DIG B36") in April 2003. DIG B36 addresses specific circumstances under which bifurcation of an instrument into a host contract and an embedded derivative is required. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. The effective date of the implementation guidance is October 1, 2003. We have determined that certain of our reinsurance payable balances contain embedded derivatives that will be required to be bifurcated pursuant to DIG B36. While we have not yet determined the fair value of the embedded derivatives, we do not believe that accounting for them in accordance with DIG B36 will have a material impact on the Company's consolidated financial position or cash flows.

     The FASB issued Financial Accounting Standards No. 149 "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") in April 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Except for certain implementation guidance included in SFAS 149 which is already effective, the new guidance is effective for: (i) contracts entered into or modified after June 30, 2003; and (ii) hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

     The FASB issued Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") in May 2003. SFAS 150 establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. For example, mandatorily redeemable preferred stock is required to be classified as liabilities pursuant to SFAS 150. SFAS 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning with the third quarter of 2003. Our Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, with an aggregate carrying value of $1,921.5 million at June 30, 2003, will be reclassified to liabilities pursuant to the provisions of SFAS 150. Amounts previously classified as distributions on these instruments will be recorded

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


as interest expense on a prospective basis upon adoption of SFAS 150. The adoption of SFAS 150 will not impact net income applicable to common stock or earnings per share.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") in July 2003. SOP 03-01 provides guidance on several insurance company disclosure and accounting matters including: (i) presentation of separate accounts; (ii) accounting for any interest in separate accounts held by the company; (iii) accounting for transfers of assets from the general investment account to a separate account;
(iv) valuations of certain contract features such as guaranteed minimum death benefits; (v) accounting for sales inducements; and (vi) other provisions. The Company recently sold most of its separate account business and does not believe the new guidance related to separate accounts will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The guidance related to sales inducement will require us to change our classification of these amounts, but will not materially change how we account for them. We are currently evaluating the impact of the adoption of several other provisions of SOP 03-01 on our consolidated financial position and results of operations. SOP 03-01 is required to be adopted in the first quarter of 2004.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     The FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") in April 2002. Under previous guidance all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS 145 also amends previous guidance to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS 145 on January 1, 2003. Prior period amounts related to extraordinary gains on the extinguishment of debt have been reclassified in accordance with the new guidance.

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company adopted this standard on January 1, 2002. We followed this standard in determining when it was appropriate to recognize impairments on assets we decided to sell as part of our efforts to raise cash. We also followed this standard in determining that our variable annuity business line and CFC should be presented as discontinued operations in our consolidated financial statements (see the note to the consolidated financial statements entitled "Discontinued Operations").

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     DISCONTINUED OPERATIONS

     As previously described in the notes to the consolidated financial statements entitled "Discontinued Finance Business - Sale of CFC" and "Basis of Presentation", the operations of CFC and CVIC were classified as discontinued operations in the 2002 consolidated statement of operations. The following summarizes selected financial information of CFC and CVIC:


                                                             Three months ended              Six months ended
                                                                June 30, 2002                 June 30, 2002
                                                             ------------------              ----------------
                                                                            (dollars in millions)

                                                         CFC        CVIC       Total     CFC       CVIC       Total
                                                         ---        ----       -----     ---       ----       -----
Insurance policy income..........................      $  -      $  10.0      $ 10.0   $    -      $  18.1   $   18.1
Net investment income............................       556.6      (62.9)      493.7    1,113.9      (96.7)   1,017.2
Fee revenue and other income.....................        63.1        -          63.1      131.2         .2      131.4
Total revenues...................................       629.9      (89.7)      540.2    1,262.5     (116.1)   1,146.4

Provision for losses.............................       158.3        -         158.3      316.7        -        316.7
Insurance policy benefits........................         -        (67.1)      (67.1)       -       (108.8)    (108.8)
Interest expense.................................       283.4         .5       283.9      570.2         .9      571.1
Amortization.....................................         -          6.6         6.6        -         17.9       17.9
Other operating costs and expenses...............       145.7        3.1       148.8      298.1       10.9      309.0
Special charges..................................         9.3       73.9        83.2       56.5       73.9      130.4
Extraordinary (gain) loss on extinguishment
    of debt......................................          .2        -            .2       (6.2)       -         (6.2)
Total expenses...................................       596.9       17.0       613.9    1,235.3       (5.2)   1,230.1

Income (loss) before income tax
    expense (benefit)............................      $ 33.0    $(106.7)     $(73.7)  $   27.2    $(110.9)  $  (83.7)
Income tax (expense) benefit.....................        12.6      (37.1)      (24.5)      10.3      (37.7)     (27.4)
                                                       ------    -------      ------   --------    -------   --------

Net income (loss) classified as discontinued
    operations...................................      $ 20.4    $ (69.6)     $(49.2)  $   16.9    $ (73.2)  $  (56.3)
                                                       ======    =======      ======   ========    =======   ========

     In addition, in the six months of 2002, CVIC recognized a $43.8 million cumulative effect of accounting change for goodwill impairment pursuant to the adoption of SFAS 142.

     During 2002, we recognized estimated losses related to the ultimate sale and disposition of the aforementioned discontinued businesses, including estimated costs to sell and costs related to the resolution of contingencies. During the six months ended June 30, 2003, we reduced the accrual for such estimated costs by $16.0 million (after income taxes of $.7 million) to reflect our current estimate. We recorded the reduction of such accrual as income from discontinued operations.

     LITIGATION AND OTHER LEGAL PROCEEDINGS

     As described in the note to the consolidated financial statements entitled "Proceedings under Chapter 11 of the Bankruptcy Code", CNC and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company's insurance subsidiaries and other subsidiaries that did not file petitions are separate legal entities and are not included in the petitions filed by the parent. The Debtors retain control of the insurance subsidiaries and related subsidiaries and are authorized to operate these businesses as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. As of the Petition Date, pending litigation against the Debtors is stayed, and absent further order of the Bankruptcy Court, substantially all prepetition liabilities of the Debtors are subject to settlement under a plan of reorganization. Based on the Plan of the Debtors, liabilities subject to compromise against CNC exceed the fair value of the Debtors' assets, and unsecured claims will be satisfied at less than 100 percent of their fair value.

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

     Securities Litigation

     A total of forty-five suits filed in 2000 against CNC in the United States District Court for the Southern District of Indiana were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S (the "securities litigation"). An amended complaint was filed on January 12, 2001, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by CNC and Conseco Financing Trust VII. These cases were ultimately settled for $120 million, $20 million of which was paid by Conseco and $100 million of which was paid by certain of the Company's directors' and officers' liability insurance carriers, subject to certain modifications approved by the Bankruptcy Court and Indiana District Court. The Company had previously provided a liability of $40 million related to these cases due to disputes with certain insurance carriers. During the quarter ending June 30, 2003, these disputes were resolved without any payment and the liability was released.

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

     Derivative Litigation

     Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of CNC (in one case), and, alleging aiding and abetting liability, certain banks that made loans in relation to CNC's "Stock Purchase Plan" (in three cases). CNC is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of CFC, and engaged in corporate waste by causing CNC to guarantee loans that certain officers, directors and key employees of CNC used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Derivative Litigation", Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). CNC believes that these lawsuits are without merit and intends to defend them vigorously. The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. CNC asserts that these lawsuits are assets of the estate pursuant to section 541(a) of the Bankruptcy Code and does not currently intend to pursue them postpetition because they are meritless. The ultimate outcome of these lawsuits cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     Other Litigation

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan filed an action in the United States District Court for the Southern District of Indiana against CNC, Conseco Services, LLC and certain current and former officers of CNC (Roderick Russell, et al. v Conseco, Inc., et al., Case No. 1:02-CV-1639
LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of CNC at any time from April 28, 1999 through the present. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in CNC's common stock without full disclosure of the Company's true financial condition. CNC believes the lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty. CNC has filed an adversary proceeding to extend the automatic stay provided for by the Bankruptcy Code to this litigation as it pertains to current and former officers and directors of CNC.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against CNC, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of CNC common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. CNC believes the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim in the Bankruptcy Court. Subject to dispositive motions which are yet to be filed, the matter will continue to trial against Conseco Services, LLC and the other co-defendants on September 13, 2004. The ultimate outcome cannot be predicted with certainty.

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company, both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs have asked for a rehearing with respect to this decision. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 1, 2000, the Company's former subsidiary, Manhattan National Life Insurance Company was named in a purported nationwide class action seeking unspecified damages in the First Judicial District Court of Santa Fe, New Mexico (Robert Atencio and Theresa Atencio, for themselves and all other similarly situated v. Manhattan National Life Insurance Company, an Ohio corporation, Cause No. D-0101-CV-2000-2817), alleging among other things fraud by non-disclosure of additional charges for those policyholders wishing to pay premium modes other than annual. This matter was stayed until recently while a similar suit against another insurance carrier was allowed to pursue an appeal in the New Mexico Appellate Court system. Manhattan National Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado (Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and Bankers Life and Casualty Company, Cause No. 01-CV-2465), alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policy holders wishing to pay premium modes other than annual. On July 14 and 15, 2003 the plaintiff's motion for class certification was heard and the Court took the matter under advisement. The defendants believe this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On July 31, 2001, the Company's subsidiary, Conseco Senior Health Insurance Company was named in an action filed by the State of Texas in the District Court of Travis County, Texas (State of Texas v. Conseco Senior Health Insurance

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


Company, Cause No. GV102103), alleging among other things a violation of the Deceptive Trade Practices Act related to allegations of failure to adequately notify policyholders that premium rates could increase. Conseco Senior is pursuing settlement discussions with the State of Texas, however in the event a settlement is not reached, it intends to defend this matter vigorously as it believes the lawsuit is without merit. The ultimate outcome of this lawsuit cannot be predicted with certainty.

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

     On June 13, 2003, the Company and an affiliate of Donald Trump reached an agreement on a long-standing dispute over control and distribution of profits related to investments in the General Motors Building (the "GM Building"). See the note to the consolidated financial statements entitled "Investment in General Motors Building" for additional information on this investment and the Company's plans to sell it.

     Other Proceedings

     The Company has been notified that the staff of the SEC has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including CFC's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has recently been settled as described above. The Company is cooperating fully with the SEC staff in this matter.

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

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                 Six months ended
                                                                                                      June 30,
                                                                                                 ----------------
                                                                                                 2003        2002
                                                                                                 ----        ----
                                                                                              (Dollars in millions)
Cash flows from operating activities:
   Net loss.................................................................................  $ (39.6)   $(4,378.2)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income...........................................      -          (10.0)
       Cash received from interest-only securities, net.....................................      -          (30.5)
       Servicing income.....................................................................      -          (36.2)
       Cash received from servicing activities..............................................      -           22.7
       Provision for losses.................................................................     31.1        448.7
       Gain on sale of finance receivables..................................................      -          (17.4)
       Amortization and depreciation........................................................    316.0        492.1
       Income taxes.........................................................................     45.8        668.5
       Insurance liabilities................................................................    284.5         83.8
       Accrual and amortization of investment income........................................     43.9        121.7
       Deferral of cost of policies produced and purchased..................................   (227.1)      (271.0)
       Special charges......................................................................      -          169.2
       Reorganization items.................................................................     21.6          -
       Cumulative effect of accounting change...............................................      -        2,949.2
       Minority interest....................................................................      -           89.8
       Net investment (gains) losses........................................................    (10.7)       290.8
       Discontinued operations..............................................................    (16.7)         -
       Extraordinary gain on extinguishment of debt.........................................      -           (8.1)
       Other................................................................................     95.5       (107.8)
                                                                                              -------     --------

         Net cash provided by operating activities..........................................  $ 544.3     $  477.3
                                                                                              =======     ========

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                                ----------------
                                                                                                2003        2002
                                                                                                ----        ----
                                                                                              (Dollars in millions)
Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.................    $.4          $15.1
     Issuance of convertible preferred shares...............................................      -            1.9

     INVESTMENTS IN VARIABLE INTEREST ENTITIES

     The Company has investments in various types of special purpose entities and other entities, some of which are VIEs under FIN 46. The following are descriptions of our significant investments in VIEs:

     Brickyard Trust

     In 1998, the Company invested in an investment trust known as the Brickyard Loan Trust ("Brickyard"). Brickyard is a collateralized debt obligation trust which participates in an underlying pool of commercial loans. The initial capital structure of

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


Brickyard consisted of $575 million of senior financing provided by unrelated third party investors and $127 million of notes and certificates owned by the Company and others. As a result of our 85 percent ownership interest in the subordinated certificates, we are the primary beneficiary of Brickyard. In accordance with ARB 51 "Consolidated Financial Statements", Brickyard is consolidated in our financial statements, because: (i) our investment management subsidiary, Conseco Capital Management, Inc. was the investment manager; and
(ii) we own a significant interest in the subordinated certificates. Included in "Assets held in separate accounts and investment trust" were $379.9 million and $410.2 million at June 30, 2003 and December 31, 2002, respectively, of assets which serve as collateral for Brickyard's obligations. These amounts are offset by a corresponding liability account, the value of which fluctuates in relation to changes in the values of the investments. During the second quarter of 2003, we recognized a loss of $11.1 million to record the commercial loans at their estimated fair value as we intend to sell them and use the proceeds to repay the senior financing. The sale is expected to be completed in the third quarter of 2003. At June 30, 2003, the net carrying value of our investment was $52.8 million, which is also the maximum loss we could recognize if the loans held in the trust experience significant defaults. The senior note obligations have no recourse to the general credit of the Company.

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

     The three investment trusts are VIEs under FIN 46 because the trusts' equity represents significantly less than 10 percent of total capital and the subordinated junior notes were intended to absorb expected losses and receive virtually all expected residual returns. Based on our 100 percent ownership of the subordinated junior notes, we are the primary beneficiary of the investment trusts. All three trusts are consolidated in our financial statements. The carrying value of the total invested assets in the three trusts was approximately $398 million and $382 million at June 30, 2003 and December 31, 2002, respectively, which also represents Conseco's maximum exposure to loss as a result of our ownership interests in the trusts. The trusts have no obligations or debt to outside parties.

     Investment in General Motors Building

     In 1998, Conseco invested in a partnership which was formed to acquire and own the 50 story office building in New York City known as the GM Building. The partnership acquired the GM Building for approximately $878 million. The initial capital structure of the partnership consisted of: (i) a $700 million senior mortgage; (ii) $200 million of subordinated debt with a stated fixed return of
12.7 percent payable-in-kind, and the opportunity to earn an additional residual return; and (iii) $30 million of partnership equity, owned 50 percent by Conseco and 50 percent by an affiliate of Donald Trump. A Trump affiliate also served as general manager of the acquired building. We own 100 percent of the subordinated debt. The partnership is a VIE under FIN 46 because the $30 million of equity represents significantly less than 10 percent of total partnership capital and the subordinated debt was intended to absorb virtually all expected losses and receive a significant portion of expected residual returns. Based on our 100 percent ownership of the subordinated debt, we are the primary beneficiary of the GM Building partnership. Accordingly, the partnership will be consolidated in our financial statements beginning in the third quarter 2003. We do not expect the consolidation of the GM Building partnership to have a material impact on our financial condition or results of operations. The real estate asset, which will be added to our balance sheet as a result of consolidation, collateralizes the partnership's senior mortgage obligation. The existing senior mortgage obligation, which would also be added to our balance sheet as a result of consolidation, is not guaranteed by Conseco and does not have recourse against Conseco's general credit. The existing senior mortgage was recently extended and matures on February 1, 2004. The Company previously announced its intention to sell its interest in the GM Building. On June 13, 2003, the Company and Mr. Trump reached an agreement on a long-standing dispute over control and distribution of profits which was hindering Conseco's ability to sell its interest. The building is currently being marketed for sale.

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     At both June 30, 2003 and December 31, 2002, actively managed fixed maturities at fair value included $277.8 million of subordinated debt and accrued interest in the GM Building partnership. Other invested assets included our $15 million equity investment at both June 30, 2003, and December 31, 2002. The investments in subordinated debt and equity represent our maximum exposure to investment loss as a result of our involvement in the partnership.

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

     SPECIAL CHARGES

     2002

     The following table summarizes the special charges incurred by the Company during the three and six months ended June 30, 2002, which are further described in the paragraphs which follow (dollars in millions):

                                                                                   Three months ended     Six months ended
                                                                                      June 30, 2002         June 30, 2002
                                                                                   ------------------     ----------------
       Loss related to reinsurance transaction and businesses sold to raise cash           $27.0             $27.0
       Costs related to refinancing transactions..................................          12.4              17.4
       Expenses related to the termination of the former chief financial officer             -                 6.5
       Other items................................................................           8.8              17.3
                                                                                           -----             -----

           Special charges before income tax benefit..............................         $48.2             $68.2
                                                                                           =====             =====

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------


     Loss related to reinsurance transaction and businesses sold to raise cash

     During the second quarter of 2002, we ceded a block of graded benefit life insurance policies to an unaffiliated company pursuant to a modified coinsurance agreement. We received a ceding commission of $83.0 million. The cost of policies purchased and the cost of policies produced were reduced by $123.0 million and we recognized a loss of $39.0 million related to the transaction.

     In addition, we completed other asset sales (including the sale of Manhattan National Life Insurance Company) in the second quarter of 2002, which resulted in net gains of $12.0 million.

     Costs related to refinancing transactions

     In conjunction with the refinancing transactions (including the debt exchange offer completed in April 2002) entered into in the first and second quarters of 2002, we incurred costs of $17.4 million which are not permitted to be deferred pursuant to GAAP.

     Expenses related to termination of the former chief financial officer

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

     CONDENSED FINANCIAL INFORMATION AND GUARANTEES OF CIHC, INCORPORATED

     CIHC has guaranteed the following debt: (i) Conseco's current bank credit facilities which had a principal balance of $1,594.2 million at June 30, 2003;
(ii) up to $481.3 million of D&O loans; and (iii) $1,292.6 million aggregate principal amount of guaranteed senior notes (the "Exchanged Notes") which were exchanged in April 2002 for certain outstanding senior unsecured notes. The guarantees of Exchanged Notes rank junior in right of payment to CIHC's guarantee of Conseco's current bank credit facilities and CIHC's guarantee of the D&O loans.

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

ASSETS

                                                                                  June 30,
                                                                                    2003
                                                                                  --------
                                                                           (Dollars in millions)
Cash and cash equivalents.....................................................    $    11.6
Other invested assets.........................................................          6.1
Investment in wholly owned subsidiaries
    (eliminated in consolidation).............................................      5,654.0
Receivable from subsidiaries (eliminated in consolidation)....................      1,276.4

Other assets..................................................................          6.1
                                                                                  ---------

          Total assets........................................................    $ 6,954.2
                                                                                  =========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Payable to subsidiaries (eliminated in consolidation)..................... $        8.1
    Other liabilities.........................................................           .5
    Income tax liability......................................................          8.3
    Liabilities subject to compromise.........................................          7.4
    Affiliated liabilities subject to compromise (eliminated in consolidation)      1,029.9
                                                                                  ---------

          Total liabilities...................................................      1,054.2
                                                                                  ---------

Shareholder's equity:
    Preferred stock...........................................................        278.6
    Common stock and additional paid-in capital...............................      8,718.8
    Accumulated other comprehensive income....................................      1,143.4
    Accumulated deficit.......................................................     (4,240.8)
                                                                                  ---------

          Total shareholder's equity..........................................      5,900.0
                                                                                  ---------

          Total liabilities and shareholder's equity..........................    $ 6,954.2
                                                                                  =========

                         CONSECO, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2002)
                   Notes to Consolidated Financial Statements
                           --------------------------




                                                                                Three months ended      Six months ended
                                                                                   June 30, 2003          June 30, 2003
                                                                                   -------------          -------------
                                                                                         (Dollars in millions)
Revenues:
    Net investment income.......................................................       $  .2                $   .4
    Interest and other income from subsidiaries
       (eliminated in consolidation)............................................         (.1)                   .1
                                                                                       -----                ------

          Total revenues........................................................          .1                    .5
                                                                                       -----                ------

Expenses:
    Reorganization items........................................................          .4                   3.3
    Operating costs and expenses................................................         7.2                   7.5
                                                                                       -----                ------

          Total expenses........................................................         7.6                  10.8
                                                                                       -----                ------

          Loss before income taxes, equity in undistributed earnings
             of subsidiaries and discontinued operations........................        (7.5)                (10.3)
Income tax expense..............................................................         5.4                   8.3
                                                                                       -----                ------

       Loss before equity in undistributed earnings
             of subsidiaries and discontinued operations........................       (12.9)                (18.6)

Equity in undistributed earnings of subsidiaries (eliminated in consolidation)..        (4.9)                 35.3
                                                                                       -----                ------

       Net income (loss) before discontinued operations.........................       (17.8)                 16.7

Discontinued operations of subsidiaries, net of tax.............................         2.1                  16.0
                                                                                      ------                ------

       Net income (loss)........................................................       (15.7)                 32.7

Preferred stock dividends (eliminated in consolidation).........................         6.6                  13.4
                                                                                      ------                ------

       Income (loss) applicable to common stock.................................      $(22.3)               $ 19.3
                                                                                      ======                ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at June 30, 2003, and the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things: (i) the ability of Conseco to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases under the Bankruptcy Code filed by Conseco and some of its subsidiaries, including CFC and CIHC; (ii) the potential adverse impact of the Chapter 11 Cases on Conseco's operations, management and employees; (iii) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, the market value of Conseco's investments and the lapse rate and profitability of policies; (iv) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies and to achieve the goals of recent restructuring initiatives undertaken at Conseco Insurance Group; (v) customer response to new products, distribution channels, marketing initiatives and the Chapter 11 Cases;
(vi) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (vii) performance of our investments; (viii) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (ix) increasing competition in the sale of insurance and annuities;
(x) regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (xi) actions by rating agencies and the effects of past or future actions by these agencies on Conseco's business, including the impact of recent rating downgrades; (xii) the ultimate outcome of lawsuits filed against Conseco; (xiii) the risk factors or uncertainties listed from time to time in Conseco's filings with the SEC and with the Bankruptcy Court in connection with the Chapter 11 Cases; (xiv) our ability to continue as a going concern; and (xv) our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings from time to time. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

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

     Under Chapter 11 we are operating as a debtor-in-possession. As of the Petition Date, actions to collect prepetition indebtedness of the Debtors as well as other pending litigation involving the Debtors, are stayed and other contractual obligations generally may not be enforced against the Debtors. Information regarding the Chapter 11 Cases appears in the note to the consolidated financial statements entitled "Proceedings Under Chapter 11 of the Bankruptcy Code". Pleadings filed in the Bankruptcy Court are available at www.bmccorp.net/conseco.

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

     RISK FACTORS

     Conseco and its businesses are subject to a number of risks including: (i) bankruptcy related risk factors; and (ii) general business and financial risk factors. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of Conseco. Also see "Cautionary Statement Regarding Forward-Looking Statements" above. For additional risk factors specific to the Chapter 11 Cases, readers of this report should refer to the Disclosure Statement, which was filed with the SEC on March 21, 2003 as an exhibit to CNC's Current Report on Form 8-K dated March 18, 2003.

     Certain Bankruptcy Considerations

     The Bankruptcy Filing May Further Disrupt Our Operations and the Operations of Our Subsidiaries.

     The impact that the Chapter 11 Cases may have on our operations and the operations of our subsidiaries cannot be accurately predicted or quantified. Since the announcement of our intention to seek a restructuring of our capital in August 2002 and the filing of the Chapter 11 Cases, we have suffered significant disruptions in our operations. Insurance regulators in each of the states in which our insurance subsidiaries are domiciled have been monitoring the Company's activities associated with its financial restructuring. Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas, our insurance subsidiaries domiciled in Texas, each entered into consent orders with the Commissioner of Insurance

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

for the State of Texas, which, among other things, has limited their ability to pay dividends without regulatory approval and to make disbursements other than in the ordinary course of business. Conseco Life Insurance Company of Texas is the parent of all of the Company's insurance subsidiaries, except for Bankers National Life Insurance Company. In August 2002, A.M. Best further downgraded the financial strength ratings of our primary insurance subsidiaries to "B
(Fair)." Rating downgrades and other adverse publicity concerning the Company's financial condition have caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, we have experienced defections among our sales force of agents and/or have increased commissions in order to retain them.

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

     We May Not Be Able to Obtain Confirmation of the Plan.

     We currently anticipate that we will receive the requisite acceptances to confirm the Plan. However, even if we receive the requisite acceptances, we cannot assure you that the Bankruptcy Court will confirm the Plan. The Bankruptcy Court could also decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting holders of claims.
Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, (i) a finding by the Bankruptcy Court that the Plan "does not unfairly discriminate" and is "fair and equitable" with respect to any non-accepting holders of claims, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims and interests within a particular class under the Plan will not be less than the value of distributions such holders would receive if the Company were liquidated under Chapter 7 of the Bankruptcy Code. While there can be no assurance that these requirements will be met, we believe that the Plan will not be followed by a need for further financial reorganization and that non-accepting holders within each class under the Plan will receive distributions at least as great as would be received following a liquidation under Chapter 7 of the Bankruptcy Code when taking into consideration all administrative claims and costs associated with any such Chapter 7 case. We believe that holders of equity interests in Conseco would receive no distribution under either a liquidation pursuant to Chapter 7 or Chapter 11.

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

     Risks Related To Our Business And Financial Condition

     Our Degree of Leverage May Limit Our Financial and Operating Activities.

     We will have significant indebtedness even if the Plan is consummated. Furthermore, our historical capital requirements have been significant and our future capital requirements could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors that are not within our control. We cannot assure you that we will be able to obtain financing in the future. Even if the Plan is approved and consummated, we cannot assure you that we will not experience losses. Our profitability and ability to generate cash flow will likely depend upon our ability to successfully implement our business strategy. However, we cannot assure you that we will be able to accomplish the results included in our Plan.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     A Failure to Improve and Maintain the Financial Strength Ratings of Our Insurance Subsidiaries Could Negatively Impact Our Operations and Financial Results.

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. In July 2002, A.M. Best downgraded the financial strength ratings of Conseco's primary insurance subsidiaries to "B++ (Very Good)" and placed the ratings "under review with negative implications." On August 14, 2002, A.M. Best further lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very
Good)" to "B (Fair)". The A.M. Best downgrades caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades also caused defections among our agent sales force or increases in the commissions or sales incentives we must pay. These events have had a material adverse effect on our operations, financial results and liquidity.

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

     CNC and CIHC are Holding Companies and Depend on their Subsidiaries for Cash.

     CNC and CIHC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash CNC and CIHC receive from insurance subsidiaries consists of fees for services, tax sharing payments, dividends and distributions, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of CNC or CIHC for any reason could limit such subsidiaries' ability to pay cash dividends or other disbursements to CNC and/or CIHC, which, in turn, would limit CNC's and/or CIHC's ability to meet debt service requirements and satisfy other financial obligations.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     The Obligations of CNC and CIHC are Structurally Subordinated to the Obligations of CNC's and CIHC's Subsidiaries.

     Because our operations are conducted through subsidiaries, claims of the creditors of those subsidiaries (including policyholders) will rank senior to claims to distributions from the subsidiaries, which we depend on to make payments on our obligations. CIHC's subsidiaries, excluding CFC, had indebtedness for borrowed money (including capitalized lease obligations but excluding indebtedness to affiliates), policy reserves and other liabilities of approximately $24.1 billion at June 30, 2003. The obligations of CNC and CIHC, as parent holding companies, will rank effectively junior to these liabilities.

     If an insurance company subsidiary were to be liquidated, that liquidation would be conducted under the insurance laws of its state of domicile by such state's insurance regulator as the receiver with respect to such insurer's property and business. In the event of a default on our debt or our insolvency, liquidation or other reorganization, our creditors and stockholders will not have the right to proceed against the assets of our insurance subsidiaries or to cause their liquidation under federal and state bankruptcy laws.

     Our Insurance Business Performance May Decline if Our Premium Rates Are Not Adequate.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results may be adversely affected. Our estimates of insurance liabilities assume we will be able to raise rates if future experience results in blocks of our health insurance business becoming unprofitable. We generally cannot raise our health insurance premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates due to unfavorable actual claims experience, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in anti-selection if healthier policyholders allow their policies to lapse. This would reduce our premium income and profitability in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, adversely affecting our financial results in that period.

     The loss ratios for our long-term care products have increased in recent periods and exceeded 110 percent during the three month period ended June 30, 2003. We will have to raise rates or take other actions with respect to certain of these policies or this business will continue to be unprofitable and our financial results will be adversely affected.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                             --------------------

     In Certain Circumstances, Regulatory Authorities May Place Our Insurance Subsidiaries Under Regulatory Control.

     Our insurance subsidiaries are subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: asset quality; mortality and morbidity; asset and liability matching; and other business factors. The requirements are used by states as an early warning tool to discover potential weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's ACLRBC falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. Possible regulatory actions range from requiring the insurer to propose actions to correct the ACLRBC deficiency to placing the insurer under regulatory control. The 2002 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of levels subjecting the subsidiary to any regulatory action. The 2002 audited financial statements of our insurance subsidiaries were completed in June 2003. Two of our subsidiaries' ACLRBC ratios, based on the capital balances reflecting audit adjustments, were less than 250 percent. As a result of the audit adjustments, a regulation of the domiciliary state of one of the subsidiaries requires a filing of an amended 2002 annual statement, which will subject the subsidiary to the trend test. The result of the trend test indicates a trended total adjusted capital of less than 190 percent of its ACLRBC, which requires the subsidiary to prepare a comprehensive plan proposing corrective actions aimed at improving its capital position. See the information described under the caption "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Changing Interest Rates May Adversely Affect Our Results of Operations.

     Our profitability may be directly affected by the level of and fluctuations in interest rates. While we monitor the interest rate environment and have previously employed hedging strategies designed to mitigate the impact of changes in interest rates, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. At June 30, 2003, approximately 20 percent of our total insurance liabilities (or approximately $4.4 billion) could be surrendered by the policyholder without penalty. The profits from many non-spread-based insurance products, such as long-term care policies will be adversely affected if interest rates decline. Finally, changes

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

in interest rates can have significant effects on the performance of our mortgage-backed securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

     In addition, the projections and valuations included in our Plan were prepared based in part on interest rate levels prevailing in December 2002. Changes in interest rates may materially impact the value of the Company and our ability to achieve the projections included in the Plan.

     Litigation and Regulatory Investigations May Harm Our Financial Strength and Reduce Our Profitability.

     Insurance companies historically have been subject to substantial litigation resulting from claims disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies are increasingly facing policyholder suits, class action suits and disputes with reinsurers. The class action and policyholder suits are often in connection with insurance sales practices, policy and claims administration practices and other market conduct issues. State insurance departments are increasingly focusing on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. As a result of these trends, we are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business and investment operations, including class actions and reinsurance disputes, and, from time to time, are also involved in various governmental and administrative proceedings. Such litigation and proceedings may harm our financial strength and reduce our profitability. We cannot assure you that such litigation will not adversely affect our future business, financial condition or results of operations.

     A Delay in Selling Our Interest in the GM Building May Adversely Affect Our Ability to Fund Our Business Plan.

     As described in the note to the consolidated financial statements entitled "Investment in General Motors Building", we plan to sell our interest in the GM Building. Our Plan presumes that our interest in the GM Building will be monetized in the first quarter of 2004, although timing of the actual sale of the building is dependent on many factors beyond our control and therefore is not certain. The mortgage on the GM Building, which totals $700 million, was recently extended and now matures on February 1, 2004. If we are unable to sell the GM Building, we may not be able to achieve our Plan.

     The Markets in Which We Compete Are Highly Competitive.

     Each of the markets in which we operate is highly competitive. Competitors include other life insurers, commercial banks, thrifts, mutual funds and broker-dealers. Many of our competitors in different segments and regions are larger companies that have greater capital, technological and marketing resources, and have access to capital at a lower cost. Because the actual cost of products is unknown when they are sold, we are subject to competitors who may sell a product at a price that does not cover its actual cost. Agents placing insurance business with our insurance subsidiaries generally are compensated on a commission basis. There are many life and health insurance companies in the U.S. Some of these companies may pay higher commissions and charge lower premium rates, and many companies have more substantial resources than we do. Publicity about our recent financial difficulties have caused agents to place business with other insurers.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     The following tables and narratives summarize our operating results for the three and six months ended June 30, 2003 and 2002. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

                                                                                   Three months ended     Six months ended
                                                                                       June 30,               June 30,
                                                                                   ------------------     ---------------
                                                                                   2003          2002     2003       2002
                                                                                   ----          ----     ----       ----
                                                                                               (Dollars in millions)
Earnings (losses) before taxes:
     Insurance and fee-based segment earnings....................................  $ 44.8     $(169.8)  $ 102.0   $ (37.1)

     Holding company activities:
       Corporate expenses, less charges to subsidiaries for
         services provided.......................................................     3.8        (7.2)     (2.2)    (19.8)
       Interest expense on corporate debt, net of corporate investment income....   (63.7)      (76.5)   (131.5)   (149.0)
       Venture capital income (loss).............................................     6.0       (23.7)      8.5    (100.0)
       Provision for losses......................................................   (15.8)     (100.0)    (31.1)   (140.0)
       Special charges...........................................................     -         (11.5)      -       (28.5)
       Extraordinary gain on extinguishment of debt..............................     -           1.8       -         1.8
       Reorganization items......................................................   (14.4)        -       (32.5)      -
                                                                                   ------     -------   -------   -------

       Loss before income taxes, minority interest, discontinued operations and
         cumulative effect of accounting change..................................  $(39.3)    $(386.9)  $ (86.8)  $(472.6)
                                                                                   ======     =======   =======   =======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                                Three months ended      Six months ended
                                                                                     June 30,                June 30,
                                                                                -------------------     -----------------
                                                                                2003           2002     2003         2002
                                                                                ----           ----     ----         ----
                                                                                           (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities...............................................................   $   315.0    $   261.0  $   610.2   $   533.7
   Supplemental health.....................................................       596.0        596.2    1,166.3     1,206.3
   Life....................................................................       140.5        157.1      282.7       371.2
   Group major medical.....................................................        63.0         74.8      123.5       164.4
                                                                              ---------    ---------  ---------   ---------

       Collections on insurance products from continuing lines
          of business......................................................     1,114.5      1,089.1    2,182.7     2,275.6

   Individual major medical in run-off.....................................          .8         27.4        2.4        72.6
   Discontinued operations.................................................          -          70.0         -        188.6
                                                                              ---------    ---------  ---------   ---------


       Total collections on insurance products.............................     1,115.3      1,186.5    2,185.1     2,536.8

   Deposit type contracts..................................................        94.9         79.7      202.6       159.3
   Deposit type contracts - discontinued operations........................         -            2.4        -           4.5
   Mutual funds............................................................        54.0         38.0      135.1       126.5
                                                                              ---------    ---------  ---------   ---------

       Total premiums and asset accumulation product collections...........   $ 1,264.2    $ 1,306.6  $ 2,522.8   $ 2,827.1
                                                                              =========    =========  =========   =========

Average liabilities for insurance and asset accumulation products (excluding discontinued operations and our major medical business in run-off):
     Annuities:
       Mortality based.....................................................   $   255.6    $   235.9  $   254.8   $   250.1
       Equity-linked.......................................................     1,683.7      2,232.3    1,722.7     2,343.9
       Deposit based.......................................................     7,344.0      8,080.2    7,371.4     8,076.5
       Separate accounts and investment trust liabilities..................       454.9        658.9      466.0       730.3
     Health................................................................     5,926.3      5,337.2    5,883.9     5,305.4
     Life:
       Interest sensitive..................................................     4,259.2      4,017.4    4,259.4     4,017.5
       Non-interest sensitive..............................................     1,656.1      2,204.3    1,660.7     2,189.7
                                                                              ---------    ---------  ---------   ---------

         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded.................   $21,579.8    $22,766.2  $21,618.9   $22,913.4
                                                                              =========    =========  =========   =========
Revenues:
   Insurance policy income.................................................   $   766.9    $   760.6  $ 1,555.6   $ 1,574.6
   Net investment income:
     General account invested assets.......................................       343.7        386.0      688.2       783.9
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options...................................        41.5        (54.4)      18.4       (70.5)
     Separate account assets...............................................         -           (1.3)       -          (3.2)
   Fee revenue and other income............................................        12.8         23.3       26.2        50.0
                                                                              ---------    ---------  ---------   ---------

       Total revenues (a)..................................................     1,164.9      1,114.2    2,288.4     2,334.8
                                                                              ---------    ---------  ---------   ---------

Expenses:
   Insurance policy benefits...............................................       666.1        565.9    1,333.2     1,177.7
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below.......................................       115.3        126.1      233.9       256.5
     Equity-indexed products based on S&P 500 Index........................        53.1        (24.9)      52.3       (15.2)
     Separate account liabilities..........................................         -           (1.3)       -          (3.2)
   Amortization related to operations......................................       131.0        235.3      279.0       397.1
   Interest expense on investment borrowings...............................         3.8          3.3        6.4        10.3
   Other operating costs and expenses......................................       148.9        121.7      292.1       257.9
                                                                              ---------    ---------  ---------   ---------

       Total benefits and expenses (a).....................................     1,118.2      1,026.1    2,196.9     2,081.1
                                                                              ---------    ---------  ---------   ---------

       Income before net investment gains (losses), special charges, income taxes, minority interest, discontinued operations and
         cumulative effect of accounting change............................        46.7         88.1       91.5       253.7

Net investment gains (losses), including related costs and amortization....        (1.9)      (221.2)      10.5      (251.1)
Special charges............................................................         -          (36.7)         -       (39.7)
                                                                              ---------    ---------  ---------   ---------

Income (loss) before income taxes, minority interest, discontinued
   operations and cumulative effect of  accounting change..................   $    44.8    $  (169.8) $   102.0   $   (37.1)
                                                                              =========    =========  =========   =========

                                                         (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                         (continued from previous page)

                                                                           Three months ended       Six months ended
                                                                               June 30,                 June 30,
                                                                           -------------------       ----------------
                                                                           2003           2002       2003        2002
                                                                           ----           ----       ----        ----
                                                                                       (Dollars in millions)
Ratios:
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for
     insurance and asset accumulation products (b)...............           3.47%        4.43%       3.36%       4.50%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products (c)...................................           2.82%        2.20%       2.76%       2.32%

Health loss ratios:
   All health lines:
     Insurance policy benefits...................................          $503.0       $445.9      $999.7      $917.1
     Loss ratio..................................................          85.20%       75.19%      84.24%      76.64%

   Medicare Supplement:
     Insurance policy benefits...................................          $168.1       $164.0      $348.2      $329.8
     Loss ratio..................................................          65.90%       65.75%      67.88%      65.97%

   Long-Term Care:
     Insurance policy benefits...................................          $250.5       $200.2      $492.9      $417.1
     Loss ratio..................................................         110.73%       90.32%     108.92%      92.79%
     Interest-adjusted loss ratio................................          85.63%       68.59%      84.19%      71.64%

   Specified Disease:
     Insurance policy benefits...................................           $71.2        $61.1      $134.9      $126.6
     Loss ratio..................................................          77.77%       65.53%      73.56%      67.35%

   Other:
     Insurance policy benefits...................................           $13.2        $20.6       $23.7       $43.6
     Loss ratio..................................................          75.49%       71.58%      62.79%      73.49%


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

     General: As more fully described in "Liquidity for insurance and fee-based operations," within "Management's Discussion and Analysis of Financial Condition and Results of Operations", our insurance subsidiaries' financial strength ratings were downgraded by A.M. Best on August 14, 2002 to "B (Fair)" and the ratings remain "under review with developing implications". The downgrade has caused sales of our insurance products to fall and policyholder redemptions and lapses to increase. This has had a material adverse impact on our financial results. Conseco's insurance subsidiaries develop, market and administer annuity, supplemental health, individual life insurance and other insurance products. We distribute these products through a career agency force, professional independent producers and direct response marketing. This segment excludes our discontinued operations and the major medical business in run-off.

     Liabilities for insurance products are calculated using management's best judgments of mortality, morbidity, lapse rates, investment experience and expense levels that are based on the Company's past experience and standard actuarial tables.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Collections on insurance products from continuing operations were $1.1 billion in the second quarter of 2003, up 2.3 percent from 2002. Collections on insurance products from continuing operations were $2.2 billion in the first six months of 2003, down 4.1 percent from 2002. Collections on all products excluding annuities, were lower in the 2003 periods. Annuity premium collections were positively impacted by sales inducements provided to purchasers of our annuities, sales incentives to our career agents and by the attractive minimum guaranteed rates on certain of these products. Our premium collections have been negatively impacted by the A.M. Best ratings downgrade to "B (Fair)." See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $21.6 billion in the second quarter of 2003, down
5.2 percent from 2002. Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $21.6 billion in the first six months of 2003, down 5.6 percent from 2002. The decrease in such liabilities is primarily due to the increase in policyholder redemptions and lapses following the downgrade of our A.M. Best financial strength rating to "B (Fair)". See "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the A.M. Best ratings downgrade.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity-indexed products) was $343.7 million in the second quarter of 2003, down 11 percent from the same period in 2002 and was $688.2 million in the first six months of 2003, down 12 percent from 2002. The average balance of general account invested assets in the second quarter of 2003 decreased 5.8 percent to $22.1 billion compared to the same period in 2002. The yield on these assets was
6.2 percent in 2003 and 6.6 percent in 2002. The average balance of general account invested assets decreased by 7.9 percent in the first six months of 2003 to $22.1 billion compared to the same period in 2002. The yield on these assets decreased by .3 percentage points to 6.2 percent during the first six months of 2003. The decrease in yield reflects general decreases in market interest rates between periods.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $20.2 million and $27.4 million in the second quarters of 2003 and 2002, respectively, and $39.4 million and $52.2 million in the first six months of 2003 and 2002, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $61.7 million and $(27.0) million in the second quarters of 2003 and 2002, respectively, and $57.8 million and $(18.3) million in the first six months of 2003 and 2002, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products of $53.1 million and $(24.9) million in the second quarters of 2003 and 2002, respectively, and $52.3 million and $(15.2) million in the first six months of 2003 and 2002, respectively. Such income and related charge fluctuate based on the value of options embedded in the Company's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In the three and six months ended June 30, 2002, this amount included $5.2 million and $9.9 million, respectively, of affiliated fee revenue earned by our subsidiary in India. Such revenue is eliminated in consolidation. Excluding such affiliated income, fee revenue and other income decreased in the 2003 periods primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

based. The Company sold its India subsidiary in the fourth quarter of 2002 and has substantially eliminated the customer service and backroom operations conducted there.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) policy benefits; divided by (ii) policy income.

     The loss ratios on our Medicare supplement products increased slightly in the 2003 periods, although they have generally been within our range of expectations. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent on these products.

     Our loss experience on long-term care products has been worse than we expected. Although we anticipated a higher level of benefits to be paid out on these products as the policies age, the paid claims have exceeded our projections. We are aggressively seeking rate increases and pursuing other actions on certain long-term care policies issued by independent agents. We are experiencing adverse developments on policies issued in certain areas of Florida and other states (primarily policies issued by certain of our subsidiaries prior to their acquisitions). This adverse experience is reflected in the higher loss ratios in 2003.

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

     The loss ratio for our specified disease products reflects higher than expected incurred claims on certain cancer insurance policies. These policies generally provide fixed or limited benefits. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for a covered type of cancer. These benefit expenses increased in the second quarter of 2003 resulting in the increase to the loss ratio.

     The loss ratios on our other products fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 8.6 percent in the second quarter of 2003 to $115.3 million, and by
8.8 percent in the first six months of 2003 to $233.9 million as compared to the same periods in the prior year. This decrease is primarily due to: (i) a smaller block of annuity business inforce; and (ii) a decrease in the weighted average crediting rates. The weighted average crediting rates for these products was 4.1 percent and 4.4 percent for the first six months of 2003 and 2002, respectively.

     Amounts added to equity-indexed products and separate account liabilities correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of the cost of policies produced and the cost of policies purchased. Policyholder redemptions of annuity and, to a lesser extent, life products have increased in recent periods. We have experienced additional redemptions following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of our cost of policies produced and cost of policies purchased to write off the balance associated with the redeemed policies. Amortization in recent periods has fluctuated as a result of the acceleration of the amortization of our cost of policies produced and cost of policies purchased associated with policy redemptions and changes in future lapse assumptions with respect to the policies in force. In the second quarter of 2002, we changed the lapse assumptions used to determine the amortization of the cost of policies produced and the cost of policies purchased related to certain universal life products and our annuities to reflect our then current estimates of future lapses. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent; to (ii) a tiered assumption based on the level of funding of the policy of a range of 2 percent to 10 percent. In the second quarter of 2002, we recorded additional amortization of $101.7 million related to higher redemptions and changes to our lapse assumptions. Policyholder redemptions during the six months ended June 30, 2003 have generally been consistent with our revised lapse assumptions.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Interest expense on investment borrowings decreased along with our investment borrowing activities. Average investment borrowings were $704.9 million during the first six months of 2003 compared to $1,298.0 million during the same period of 2002. The weighted average interest rates on such borrowings were 1.8 percent and 1.6 percent during the first six months of 2003 and 2002, respectively.

     Other operating costs and expenses increased by 22 percent in the second quarter of 2003 to $148.9 million. Such expenses increased 13 percent in the first six months of 2003, to $292.1 million, as compared to the first six months of 2002. Such increase is primarily related to increased costs which were non-deferrable. The ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products was 2.82 percent and
2.76 percent for the three and six months ended June 30, 2003, respectively, compared to 2.20 percent and 2.32 percent for the three and six months ended June 30, 2002, respectively.

     Net investment gains (losses), including related costs and amortization fluctuate from period to period. During the first six months of 2003, we recognized net investment gains (losses) of $10.7 million, compared to $(253.2) million during the comparable period of 2002. During the first six months of 2003, the net investment gains included: (i) $45.2 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $34.5 million of writedowns of fixed maturity investments as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. The net investment losses during the first six months of 2002 included: (i) $209.5 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $43.7 million of net losses from the sales of investments (primarily fixed maturities). The facts and circumstances resulting in the other-than-temporary losses are described in "Investments with Other-Than-Temporary Losses" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of the cost of policies purchased and the cost of policies produced of $(.5) million and $(2.4) million in the second quarters of 2003 and 2002, respectively, and $.2 million and $(2.1) million in the first six months of 2003 and 2002, respectively.

     Special charges in 2002 include: (i) losses of $34.5 million on reinsurance and asset sale transactions entered into as part of our cash raising initiatives (all recognized in the second quarter of 2002); and (ii) other items totaling $5.2 million ($2.2 million of which was recognized in the second quarter of 2002) primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our India subsidiary. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------



Corporate operations

                                                                       Three months ended      Six months ended
                                                                           June 30,                June 30,
                                                                       ------------------      -----------------
                                                                       2003          2002      2003         2002
                                                                       ----          ----      ----         ----
                                                                                  (Dollars in millions)
Corporate operations:
   Interest expense on corporate debt, net of investment income..    $(63.7)      $ (76.5)    $(131.5)    $(149.0)
   Provision for losses and interest expense related to stock
     purchase plan...............................................     (15.8)       (100.0)      (31.1)     (140.0)
   Venture capital income (loss) related to investment in
     AWE, net of related expenses................................       6.0         (23.7)        8.5      (100.0)
   Other items...................................................       3.8          (7.2)       (2.2)      (19.8)
   Special charges...............................................       -           (11.5)        -         (28.5)
   Extraordinary gain on extinguishment of debt..................       -             1.8         -           1.8
   Reorganization items..........................................     (14.4)          -         (32.5)         -
                                                                     ------       -------     -------     -------

       Loss before income taxes and minority interest............    $(84.1)      $(217.1)    $(188.8)    $(435.5)
                                                                     ======       =======     =======     =======

     Interest expense on corporate debt, net of investment income has decreased primarily as a result of our ceasing to accrue interest on notes payable (excluding the Senior Credit Facility, the Exchanged Notes and the 93/94 Notes).

     Provision for losses and interest expense related to stock purchase plan represents the non-cash provision we established in connection with our guarantees of bank loans to current and former directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock. In the six months ended June 30, 2003 and 2002, we increased our reserve by $31.1 million and $140.0 million, respectively, in connection with these guarantees and loans. We determine the reserve based upon the value of the collateral held by the banks (primarily the purchased stock). At June 30, 2003, the reserve for losses on the loan guarantees totaled $691.1 million. The outstanding principal balance on the bank loans was $481.3 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $207.8 million. During 2002, Conseco purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans (including accrued interest, the balance on these loans was $59.3 million at June 30, 2003). The guarantees of the bank loans are discussed in greater detail in the note to the accompanying consolidated financial statements entitled "Guarantees".

     Venture capital income (loss) relates to our investment in AWE, a company in the wireless communication business. Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. During the quarter ended June 30, 2003, disputes with certain of our insurance carriers were resolved and a previously established liability of $40 million was released. This amount was substantially offset by increases to various litigation reserves of $30 million.

     Special charges in corporate operations for 2002 include: (i) $17.4 million related to refinancing transactions (of which $12.4 million was recognized in the second quarter of 2002); (ii) other items totaling $18.6 million (of which $6.6 million was recognized in the second quarter of 2002); partially offset by
(iii) net gains of $7.5 million related to the sale of certain non-core assets (all of which was recognized in the second quarter of 2002). These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

     Reorganization items are professional fees associated with CNC's bankruptcy proceedings which are expensed as incurred in accordance with SOP 90-7.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. In July 2002, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries from "A- (Excellent)" to "B++ (Very Good)" and placed the ratings "under review with negative implications." In August 2002, A.M. Best further lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very Good)" to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" ranking indicates superior overall performance and a superior ability to meet obligations to policyholders over a long period of time. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The rating reflects A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on the subsidiaries if negotiations are protracted and execution of the restructuring plan is delayed. S&P has given our insurance subsidiaries a financial strength rating of "B+". Rating categories from "BB" to "CCC" are classified as "vulnerable," and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "B" has weak financial security characteristics and adverse business conditions will likely impair its ability to meet financial commitments.

     These ratings downgrades caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades also caused defections among our independent agent sales force or increases in the commissions we had to pay to retain them. These events have had a material adverse effect on our financial results. Further downgrades by A.M. Best or S&P would likely have further material and adverse effects on our financial results and liquidity.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results may be adversely affected. Our estimates of insurance liabilities assume we will be able to raise rates if future experience results in blocks of our health insurance business becoming unprofitable. We generally cannot raise our health insurance premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates due to unfavorable actual claims experience, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in anti-selection if healthier policyholders allow their policies to lapse. This would reduce our premium income and profitability in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, adversely affecting our financial results in that period.

     We sell our insurance products through three primary distribution channels
- career agents, independent producers and direct marketing. Our career agency force sells primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. These agents visit the customer's home which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Our independent producer distribution channel consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our direct marketing

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies which are sold directly from the Company to the policyholder.

     Total premiums and accumulation product collections were as follows:

                                                                         Three months ended       Six months ended
                                                                             June 30,                 June 30,
                                                                         -----------------        ----------------
                                                                         2003         2002        2003        2002
                                                                         ----         ----        ----        ----
                                                                                   (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year).....................................  $   13.5     $   58.7     $   33.6    $  123.4
     Equity-indexed (renewal)........................................       5.0          7.6         10.0        17.6
                                                                       --------     --------     --------    --------
       Subtotal - equity-indexed annuities...........................      18.5         66.3         43.6       141.0
                                                                       --------     --------     --------    --------
     Other fixed (first-year)........................................     288.4        185.8        551.8       375.4
     Other fixed (renewal)...........................................       8.1          8.9         14.8        17.3
                                                                       --------     --------     --------    --------
       Subtotal - other fixed annuities..............................     296.5        194.7        566.6       392.7
                                                                       --------     --------     --------    --------

       Total annuities...............................................     315.0        261.0        610.2       533.7
                                                                       --------     --------     --------    --------

   Supplemental health:
     Medicare supplement (first-year)................................      28.9         40.8         56.4        84.0
     Medicare supplement (renewal)...................................     225.1        206.0        447.2       424.7
                                                                       --------     --------     --------    --------
       Subtotal - Medicare supplement................................     254.0        246.8        503.6       508.7
                                                                       --------     --------     --------    --------
     Long-term care (first-year).....................................      20.0         25.4         39.2        50.7
     Long-term care (renewal)........................................     208.2        201.8        407.9       402.2
                                                                       --------     --------     --------    --------
       Subtotal - long-term care.....................................     228.2        227.2        447.1       452.9
                                                                       --------     --------     --------    --------
     Specified disease (first-year)..................................       7.5          9.7         14.9        19.4
     Specified disease (renewal).....................................      88.2         83.2        165.1       166.6
                                                                       --------     --------     --------    --------
       Subtotal - specified disease..................................      95.7         92.9        180.0       186.0
                                                                       --------     --------     --------    --------
     Other health (first-year).......................................       3.7          3.6          7.3         7.1
     Other health (renewal)..........................................      14.4         25.7         28.3        51.6
                                                                       --------     --------     --------    --------
       Subtotal - other health.......................................      18.1         29.3         35.6        58.7
                                                                       --------     --------     --------    --------

       Total supplemental health.....................................     596.0        596.2      1,166.3     1,206.3
                                                                       --------     --------     --------    --------

   Life insurance:
     First-year......................................................      16.4         24.7         32.9        53.4
     Renewal.........................................................     124.1        132.4        249.8       317.8
                                                                       --------     --------     --------    --------

       Total life insurance..........................................     140.5        157.1        282.7       371.2
                                                                       --------     --------     --------    --------

   Group major medical:
     Group (first-year)..............................................       -             .1          -            .4
     Group (renewal).................................................      63.0         74.7        123.5       164.0
                                                                       --------     --------     --------    --------

       Total group major medical.....................................      63.0         74.8        123.5       164.4
                                                                       --------     --------     --------    --------

Collections on insurance products from continuing lines of business:

     Total first-year premium collections on insurance products......     378.4        348.8        736.1       713.8
     Total renewal premium collections on insurance products.........     736.1        740.3      1,446.6     1,561.8
                                                                       --------     --------     --------    --------

       Total collections on insurance products.......................  $1,114.5     $1,089.1     $2,182.7    $2,275.6
                                                                       ========     ========     ========    ========

Mutual funds (excludes variable annuities)...........................  $   54.0     $   38.0     $  135.1    $  126.5
                                                                       ========     ========     ========    ========

Deposit type contracts...............................................  $   94.9     $   79.7     $  202.6    $  159.3
                                                                       ========     ========     ========    ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                         (continued from previous page)


                                                                         Three months ended       Six months ended
                                                                             June 30,                 June 30,
                                                                         -----------------        ----------------
                                                                         2003         2002        2003        2002
                                                                         ----         ----        ----        ----
                                                                                   (Dollars in millions)
Premiums collected from major medical business in run-off
   and discontinued operations:
   Major medical in run-off:
     Individual (first-year)...........................................    $ -        $ 4.3        $ -       $ 13.9
     Individual (renewal)..............................................      .8        23.1         2.4        58.7
                                                                           ----       -----        ----      ------

       Total major medical in run-off..................................      .8        27.4         2.4        72.6
                                                                           ----       -----        ----      ------

Discontinued operations:
   Annuities:
     Fixed (first year)................................................      -          1.8          -          5.8
     Fixed (renewal)...................................................      -          1.5          -          3.1
                                                                           ----       -----        ----      ------
       Subtotal other fixed annuities..................................      -          3.3          -          8.9
                                                                           ----       -----        ----      ------
     Variable (first year).............................................      -         50.8          -        142.0
     Variable (renewal)................................................      -         15.8          -         37.4
                                                                           ----       -----        ----      ------
       Subtotal variable annuities.....................................      -         66.6          -        179.4
                                                                           ----       -----        ----      ------

       Total annuities.................................................      -         69.9          -        188.3
                                                                           ----       -----        ----      ------

   Life insurance:
     First-year........................................................      -           .1          -           .3
     Renewal...........................................................      -           -           -           -
                                                                           ----       -----        ----      ------

       Total life insurance............................................      -           .1          -           .3
                                                                           ----       -----        ----      ------

Collections on insurance products from major medical business
   in run-off and discontinued operations..............................    $ .8       $97.4        $2.4      $261.2
                                                                           ====       =====        ====      ======

Deposit type contracts - discontinued operations.......................    $ -        $ 2.4        $ -       $  4.5
                                                                           ====       =====        ====      ======


     Continuing operations

     Annuities include equity-indexed annuities and other fixed annuities sold through both career agents and professional independent producers. Pursuant to our initiatives to increase capital and focus on the sale of products that result in less strain on our statutory capital and surplus, we took actions to de-emphasize the sales of annuity products through professional independent producers. Total annuity sales through professional independent producers declined to $61.3 million in the six months period ended June 30, 2003, from $240.1 million in the same period of 2002. For annuity sales through career agents, we have provided sales inducements to purchasers and sales incentives to our agents for sales through May 2003. Total annuity collections from career agents increased to $548.9 million in the six months ended June 30, 2003, from $293.6 million in the same period of 2002.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $18.5 million in the second quarter of 2003 compared with $66.3 million in the

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

second quarter of 2002 and were $43.6 million in the first six months of 2003 compared with $141.0 million in the first six months of 2002. The decrease can be attributed to: (i) the general stock market performance which has made other investment products more attractive; and (ii) the effect of the A.M. Best ratings downgrade to "B (Fair)."

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has increased as such products became more attractive than equity-indexed or variable annuity products due to the general stock market performance. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 52 percent, to $296.5 million, in the second quarter of 2003, and by 44 percent, to $566.6 million in the first six months of 2003, as compared to the same periods in 2002. The annuity premiums collected in 2003 were primarily from sales through our career agency force, which were favorably impacted by the sales inducements and incentives discussed above. In addition, the minimum guaranteed crediting rates on certain of our annuity products were very attractive. We recently introduced new annuity products which have lower minimum guaranteed crediting rates. Given the elimination of the sales inducements and incentives and the lower minimum guaranteed crediting rates, sales of fixed rate annuity products may decline in future periods.

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

     Collected premiums on Medicare supplement policies increased by 2.9 percent, to $254.0 million, in the second quarter of 2003, and decreased by 1.0 percent, to $503.6 million in the first six months of 2003, as compared to the same periods in 2002. Collected premiums have been affected by the decrease in new sales.

     Premiums collected on long-term care policies increased by .4 percent, to $228.2 million, in the second quarter of 2003, and decreased by 1.3 percent, to $447.1 million in the first six months of 2003, as compared to the same periods in 2002. Collected premiums have been affected by the decrease in new sales. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003.

     Premiums collected on specified disease products increased by 3.0 percent to $95.7 million in the second quarter of 2003, and decreased by 3.2 percent, to $180.0 million in the first six months of 2003, as compared to the same periods in 2002.

     Other health products include disability income, dental and various other health insurance products. We have discontinued the sale of most of these products. The disability income and dental products have been marketed to school systems located in nearly all states. Premiums collected decreased by 38 percent to $18.1 million in the second quarter of 2003, and by 39 percent, to $35.6 million in the first six months of 2003, as compared to the same periods in 2002.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected decreased by 11 percent, to $140.5 million in the second quarter of 2003, and by 24 percent, to $282.7 million in the first six months of 2003, as compared to the same periods in 2002. Such decreases are primarily a result of the reinsurance agreements we entered into during 2002. In addition, the A.M. Best ratings downgrade to "B (Fair)" has negatively affected our sales of life products. We have recently discontinued the sale of certain life products through the professional independent producer channel.

     Group major medical premiums decreased by 16 percent, to $63.0 million, in the second quarter of 2003, and by 25 percent, to $123.5 million in the first six months of 2003, as compared to the same periods in the prior year. We no longer actively market new sales of these products.

     Mutual fund sales increased by 42 percent to $54.0 million in the second quarter of 2003, and by 6.8 percent, to $135.1 million in the first six months of 2003, as compared to the same periods in the prior year. Mutual fund sales have been favorably affected by the recent performance of the stock market partially offset by our decreased marketing efforts.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Deposit type contracts include guaranteed interest contracts, supplemental contracts without life contingencies and short-term deposit funds. Amounts collected from deposit type contracts increased by 19 percent, to $94.9 million, in the second quarter of 2003, and by 27 percent, to $202.6 million in the first six months of 2003, as compared to the same periods in the prior year. Such amounts often fluctuate from period-to-period.

     Major medical business in run-off and discontinued operations

     Major medical in run-off includes major medical health insurance products sold to individuals and small groups. In the second half of 2001, we stopped renewing a large portion of our major medical lines of business. In early 2002, we decided to stop renewing all inforce individual and small group business and discontinue new sales. Individual health premiums collected in the second quarter of 2003 decreased by 97 percent, to $.8 million, and by 97 percent, to $2.4 million in the first six months of 2003, as compared to the same periods in the prior year.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between June 30, 2003 and December 31, 2002, reflect: (i) our net loss for the six months ended June 30, 2003; (ii) changes in the fair value of actively managed fixed maturity securities; and (iii) the effect of the sale of CFC.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' deficit. At June 30, 2003, we increased the carrying value of such investments by $1,196.5 million as a result of this fair value adjustment. The fair value adjustment resulted in a $448.1 million increase in carrying value at year-end 2002.

                                                                              June 30,       December 31,
                                                                                2003             2002
                                                                                ----             ----
                                                                                (Dollars in millions)
Total capital:
    Corporate notes payable................................................   $4,127.5        $4,057.1

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.....................................    1,921.5         1,921.5

    Shareholders' deficit:
       Preferred stock.....................................................      501.7           501.7
       Common stock and additional paid-in capital.........................    3,497.4         3,497.0
       Accumulated other comprehensive income..............................    1,143.4           580.6
       Accumulated deficit.................................................   (6,669.3)       (6,629.7)
                                                                              --------        --------

          Total shareholders' deficit......................................   (1,526.8)       (2,050.4)
                                                                              --------        --------

          Total capital....................................................   $4,522.2        $3,928.2
                                                                              ========        ========

     Corporate notes payable increased during the first three months of 2003 primarily due to the capitalization of accrued interest on our Senior Credit Facility. Pursuant to SOP 90-7, all corporate notes payable have been classified as "liabilities subject to compromise".

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Shareholders' deficit decreased by $523.6 million in the first six months of 2003, to $1,526.8 million. The significant components of the decrease were the increase in accumulated other comprehensive income of $562.8 million (principally related to the increase in the unrealized gains of our insurance companies' investment portfolio) partially offset by our net loss for the six months ended June 30, 2003, of $39.6 million.

     Book value (deficit) per common share outstanding decreased to $(5.86) at June 30, 2003, from $(7.38) at December 31, 2002. Such change was primarily attributable to the increase in accumulated other comprehensive income partially offset by our net loss for the six months ended June 30, 2003.

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 2003, and as of and for the year ended December 31, 2002:

                                                                                                 June 30,          December 31,
                                                                                                   2003                2002
                                                                                                   ----                ----

Book value (deficit) per common share...........................................................    $(5.86)         $(7.38)

Ratio of earnings to fixed charges..............................................................      (f)             (d)

Ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts..............................................................      (g)             (e)

Rating agency ratios (a) (b) (c):
   Corporate debt to total capital..............................................................      122%            121%
   Corporate debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital......................................................      178%            178%

----------------------
(a)  Excludes accumulated other comprehensive income (loss).

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

(f) For such ratio, adjusted earnings were $86.8 million less than fixed charges. Adjusted earnings for the six months ended June 30, 2003, included: (i) reorganization items totaling $32.5 million; and (ii) provision for losses related to loan guarantees of $31.1 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(g) For such ratio, adjusted earnings were $86.8 million less than fixed charges. Adjusted earnings for the six months ended June 30, 2003, included: (i) reorganization items totaling $32.5 million; and (ii) provision for losses related to loan guarantees of $31.1 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

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

     On August 14, 2002, A.M. Best lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very Good)" to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" ranking indicates superior overall performance and a superior ability to meet obligations to policyholders over a long period of time. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The rating reflects A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on the subsidiaries if negotiations are protracted and execution of the restructuring plan is delayed. S&P has given our insurance subsidiaries a financial strength rating of "B+". Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "B" has weak financial security characteristics and adverse business conditions will likely impair its ability to meet financial commitments.

     The ratings downgrades have generally caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades have also caused defections among our independent agent sales force and increases in the commissions we must pay. These events have had a material adverse effect on our financial results. Further downgrades by A.M. Best or S&P could have further material and adverse effects on our financial results and liquidity.

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

     Our insurance subsidiaries experienced increased lapse rates on annuity policies during the first half of 2003 and during 2002. We believe that the diversity of the investment portfolios of our insurance subsidiaries and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements of our insurance subsidiaries. Our insurance subsidiaries could readily liquidate portions of their investments, if lapses continue at current levels.

     Liquidity of the Debtors

     The liquidity and capital resources of the Debtors are significantly affected by the Chapter 11 Cases. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of our bankruptcy filing, the Debtors are not permitted to make any payments on their prepetition liabilities. At June 30, 2003, the Debtors held cash of $28.5 million. In addition, our other non-life insurance companies held cash of approximately $107.8 million.

     Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before unsecured creditors and holders of CNC's common and preferred stock and Trust Preferred Securities are entitled to receive any distribution. The Plan sets forth the Debtors' proposed treatment of claims and equity interests. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Our Plan would result in holders of CNC's common stock and preferred stock receiving no value and the holders of CNC's Trust Preferred Securities receiving little value on account of the cancellation of their interests. In addition,

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

holders of unsecured claims against the Debtors would, in most cases, receive less than full recovery for the cancellation of their interests.

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

     Because our operations are conducted through subsidiaries, claims of the creditors of those subsidiaries (including policyholders) will rank senior to claims to distributions from the subsidiaries, which we depend on to make payments on our obligations. CIHC's subsidiaries, excluding CFC, had indebtedness for borrowed money (including capitalized lease obligations but excluding indebtedness to affiliates), policy reserves and other liabilities of approximately $24.1 billion at June 30, 2003. The obligations of CNC and CIHC, as parent holding companies, will rank effectively junior to these liabilities.

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

     Our Plan contemplates that we will enter into the New Credit Facility with our lenders in connection with our reorganization. We have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders under the New Credit Facility. We have also agreed to meet or maintain various financial ratios and minimum financial strength ratings for our insurance subsidiaries. For instance, if we experience a ratings downgrade following confirmation of the Plan, if we fail to achieve an "A-" rating by a specified date following confirmation of the Plan or if we experience a ratings downgrade after achieving an "A-" rating, we will suffer an event of default under the New Credit Facility. Our ability to meet these financial and ratings covenants may be affected by events beyond our control. Although we expect to be in compliance with these requirements as of the Effective Date, these requirements represent significant restrictions on the manner in which we may operate our business. If we default under any of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, we cannot assure you that we would have sufficient liquidity to repay or refinance this indebtedness or any of our other debts.

     INVESTMENTS

     At June 30, 2003, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                       (Dollars in millions)
Investment grade:
   Corporate securities................................................   $10,385.3    $  981.0        $111.4    $11,254.9
   United States Treasury securities and obligations of
     United States government corporations and agencies................       811.5        39.1           2.2        848.4
   States and political subdivisions...................................       499.2        28.2           3.7        523.7
   Debt securities issued by foreign governments.......................        81.0        11.2           -           92.2
   Mortgage-backed securities .........................................     6,041.8       313.2           3.3      6,351.7
Below-investment grade (primarily corporate securities)................     1,231.3        66.2          81.5      1,216.0
                                                                          ---------    --------        ------    ---------

   Total actively managed fixed maturities.............................   $19,050.1    $1,438.9        $202.1    $20,286.9
                                                                          =========    ========        ======    =========

Equity securities......................................................      $132.4       $12.8          $4.2       $141.0
                                                                             ======       =====          ====       ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Concentration of Corporate Securities

     At June 30, 2003, our corporate securities (including below-investment grade) were concentrated in the following industries:

                                                                                     Percent of        Percent of
                                                                                      amortized         estimated
                                                                                        cost           fair value
                                                                                     -----------       ----------

Media and communications.........................................................         12.7%            12.5%
Bank/savings and loan............................................................         11.4             11.2
Electric utility.................................................................          9.7              9.5
Energy...........................................................................          8.3              7.8
Insurance .......................................................................          7.2              7.6
Real estate and real estate investment trusts....................................          7.0              7.0
Financial institutions...........................................................          5.9              6.0

     With respect to our corporate securities, no other industry accounted for more than 5.0 percent of amortized cost or estimated fair value.

     Below-Investment Grade Securities

     At June 30, 2003, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $1,231.3 million, or 6.5 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,216.0 million, or 99 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the credit worthiness of the issuer of the securities. Recently a number of large, highly leveraged issuers have experienced significant financial difficulties, which resulted in our recognition of other-than-temporary impairments. These impairments have had a material adverse effect on us.

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

     Net Realized Investment Gains (Losses)

     During the first six months of 2003, we recognized net realized investment gains of $10.7 million, compared to net realized investment losses of $253.2 million during the comparable period of 2002. The net realized investment gains during the first six months of 2003 included: (i) $45.2 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $4.3 billion; net of (ii) $34.5 million of writedowns of fixed maturity investments as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. At June 30, 2003, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $17.3 million and a carrying value of $24.7 million. Net realized investment losses during the first six months of 2002 included: (i) $209.5 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $43.7 million of net losses from the sales of investments (primarily fixed maturities).

     During the first six months of 2003, we sold $1.6 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $43.9 million. Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following summarizes the investments sold at a loss during the first six months of 2003 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated:

                                                                                            At date of sale
                                                                                            ---------------
                                                                              Number of    Amortized    Fair
             Period                                                           issuers        cost       value
             ------                                                           -------        ----       -----
                                                                                         (Dollars in millions)


             Less than 6 months prior to sale...............................       15        $31.5      $23.7

             Greater than or equal to 6 and less than 12 months
                  prior to sale.............................................        7         33.9       20.6

             Greater than 12 months
                  prior to sale.............................................       13         21.8       12.5

     Investments with Other-Than-Temporary Losses

     During the six months ended June 30, 2003, we recorded write-downs of fixed maturity investments totaling $34.5 million as further described in the following paragraphs.

     During the second quarter of 2003, we recognized a loss of $11.1 million to record certain commercial loans at their estimated fair value as we intend to sell them and use the proceeds to repay the senior financing used to acquire the loans. The sale is expected to be completed in the third quarter of 2003.

     During the six months ended June 30, 2003, we recorded writedowns of $8.4 million related to our holdings of fixed maturity investments in a major airline that has filed bankruptcy. Although our investments are backed by collateral, our analysis of the value of the underlying collateral indicated that the decline in fair value of the investment is other than temporary.

     During the six months ended June 30, 2003, we recorded writedowns of $3.7 million related to our holdings of fixed maturity investments in a fertilizer company that has filed for bankruptcy. A significant portion of its production capacity was recently idled. Accordingly, we concluded that the decline in fair value was other than temporary.

     During the six months ended June 30, 2003, we recorded writedowns totaling $1.8 million related to holdings of a health care company that has had financial problems due to financial misstatements and its failure to meet debt service requirements. The adverse effect on liquidity and access to capital may force this issuer to file for bankruptcy. Accordingly, we concluded the decline in fair value was other than temporary.

     During the six months ended June 30, 2003, we recorded writedowns of $1.5 million related to holdings of a finance company that has had significant financial and liquidity problems. Accordingly, we concluded the decline in fair value was other than temporary.

     In addition to the specific investments discussed above, we recorded $8.0 million of writedowns related to various other fixed maturity investments. No other writedowns of a single issuer exceeded $1.5 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Our periodic assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) whether the investment is investment-grade and our view of the investment's rating and whether the investment has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in such values.

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

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at June 30, 2003, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                               cost           value
                                                                                             ---------      ---------
                                                                                              (Dollars in millions)

Due in one year or less...................................................................    $    9.4       $    9.4
Due after one year through five years.....................................................       125.5          115.6
Due after five years through ten years....................................................       416.3          379.1
Due after ten years.......................................................................     2,181.3        2,031.9
                                                                                              --------       --------

   Subtotal...............................................................................     2,732.5        2,536.0

Mortgage-backed securities................................................................        97.9           92.3
                                                                                              --------       --------

   Total..................................................................................    $2,830.4       $2,628.3
                                                                                              ========       ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following summarizes the investments in fixed maturities rated below-investment grade or classified as equity-type securities which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2003:

                                                   Number           Cost         Unrealized        Estimated
               Period                            of issuers         basis           loss          fair value
               -------                           ----------         -----           ----          ----------
                                                                            (Dollars in millions)

               Less than 6 months(1)                   8             $15.6           $ 4.8           $10.8

               Greater than or equal to
                  6 months and less
                  than 12 months(2)                    8              88.4            28.4            60.0

               Greater than 12 months(3)               9              82.6            22.4            60.2

               -----------------------

               (1) No single issuer in this category had an unrealized loss exceeding $2.5 million.

               (2) These investments include: (i) fixed maturity investments in a commercial airline with a cost basis of $26.4 million and an estimated fair value of $18.1 million; (ii) fixed maturity investments in a retail chain with a cost basis of $26.5 million and an estimated fair value of $20.4 million; and (iii) fixed maturity investments in an airline trust with a cost basis of $15.8 million and an estimated fair value of $7.4 million. See "Investments with Unrealized Losses" for additional Information. No other single issuer in this category had an unrealized loss exceeding $2.5 million.

               (3) These investments include: (i) a fixed maturity investment in a telecommunications company with a cost basis of $26.5 million and an estimated fair value of $18.5 million; (ii) a fixed maturity investment in a reinsurance company with a cost basis of $23.1 million and an estimated fair value of $17.9 million; and (iii) fixed maturity investments in a fertilizer company with a cost basis of $12.5 million and an estimated fair value of $9.2 million. No other single issuer in this category had an unrealized loss exceeding $2.5 million.

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

     Based on management's current assessment of these securities and other investments with unrealized losses at June 30, 2003, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Investments with Unrealized Losses

     The following is a brief description of our assessment of the potential other-than-temporary losses related to investments in our below-investment grade portfolio (or equity-type securities) with significant unrealized losses at June 30, 2003 (unrealized losses which exceed $2.5 million and 20 percent of the cost basis of the securities by the same issuer):

     At June 30, 2003, we held fixed maturity investments issued by a commercial airline rated B1/BB+ with an amortized cost of $26.4 million and an estimated fair value of $18.1 million. This issuer is facing operational challenges that affect the entire industry. The securities we hold are secured by collateral, which we believe is sufficient in value to support our carrying value. In addition, we believe the issuer has the ability to meet its scheduled debt obligations. Therefore, we concluded that the unrealized loss at June 30, 2003 is not an other-than-temporary decline in value.

     At June 30, 2003, we held fixed maturity investments issued by a regional retail chain rated B2/B+ with an amortized cost of $26.5 million, a par amount of $22.2 million and an estimated fair value of $20.4 million. This company has improving fundamentals including its liquidity position, leverage and operating performance. This fixed maturity has a long duration and was purchased at a price in excess of par as an investment grade credit. The fair value of this security has increased significantly during the last 15 months (from 70 percent of par at December 31, 2001 to 92 percent of par at June 30, 2003). We believe that we will recover the full value from this investment and we intend to hold the security to maturity. Therefore, we concluded that the unrealized loss at June 30, 2003 is not an other-than-temporary decline in value.

     At June 30, 2003, we held fixed maturity investments issued by a telecommunications holding company rated Caa2/CCC+ with an amortized cost of $26.5 million and an estimated fair value of $18.5 million. The sale of a subsidiary of this issuer is expected to close in 2003 with gross proceeds of $4.3 billion. The sale of this subsidiary is likely to provide ample liquidity to meet this issuer's obligations in the near term. Therefore, we concluded that the unrealized loss at June 30, 2003 is not an other-than-temporary decline in value.

     At June 30, 2003, we held a fixed maturity investment in a reinsurance company rated Ba2/BB+ with an amortized cost of $23.1 million and an estimated fair value of $17.9 million. The reinsurance on the books of the issuer is high quality, with counterparties rated AA or better. The issuer is reporting improvements in operating performance, recently received a capital infusion and is seeing strong price increases across most product lines. The issuer appears to have sufficient cash flow to service its existing debt obligations. We concluded that the unrealized loss at June 30, 2003 is not an other-than-temporary decline in value.

     At June 30, 2003, we held fixed maturity investments in an airline trust rated Ba3/CCC+ with an amortized cost of $15.8 million and an estimated fair value of $7.4 million. We believe the collateral supporting these investments is sufficient, and, therefore, we concluded that the unrealized loss at June 30, 2003 is not an other-than-temporary decline in value.

     At June 30, 2003, we held a fixed maturity investment in a large global fertilizer company rated B2/B- with an amortized cost of $12.5 million and an estimated fair value of $9.2 million. We believe this issuer will continue to service all of its debt obligations on a timely basis. The financial condition and near term prospects of this issuer are good. Therefore, we concluded that the unrealized loss at June 30, 2003 is not an other-than-temporary decline in value.

     Investment in General Motors Building

     At June 30, 2003, Conseco holds $292.9 million of investments related to a 50 story office building in New York City known as the General Motors Building. Such investments are primarily held in our fixed maturity investment portfolio. In January 2002, Conseco exercised its right to purchase the interest of the other investor in the building.

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

     The Company previously announced its intention to sell its interest in the GM Building. On June 13, 2003, the Company and the other investor in the building reached an agreement on a long-standing dispute over control and distribution of profits

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

which was hindering Conseco's ability to sell its interest. The building is currently being marketed for sale. See the caption "Investment in General Motors Building" in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for further information on this investment.

     Mortgage Backed Securities

     At June 30, 2003, fixed maturity investments included $6.4 billion of mortgage-backed securities (or 31 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at June 30, 2003:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 5 percent.....................................................................   $  527.2      $  535.5    $  551.8
5 percent - 6 percent...............................................................      771.4         780.2       806.0
6 percent - 7 percent...............................................................    3,847.3       3,813.8     4,021.2
7 percent - 8 percent...............................................................      784.6         792.4       845.2
8 percent and above.................................................................      123.3         125.8       131.1
                                                                                       --------      --------    --------

       Total mortgage-backed securities (a).........................................   $6,053.8      $6,047.7    $6,355.3
                                                                                       ========      ========    ========

----------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $5.9 million and $3.6 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The amortized cost and estimated fair value of mortgage-backed securities at June 30, 2003, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                               --------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost             Amount      maturities
----                                                                          ----             ------      ----------
                                                                               (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............    $4,417.6        $4,642.4            23%
Planned amortization classes and accretion-directed bonds.................       330.9           348.4             2
Commercial mortgage-backed securities.....................................     1,004.9         1,060.3             5
Subordinated classes and mezzanine tranches...............................       286.3           298.0             1
Other.....................................................................         8.0             6.2             -
                                                                              --------        --------            --

       Total mortgage-backed securities (a)...............................    $6,047.7        $6,355.3            31%
                                                                              ========        ========            ==

----------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $5.9 million and $3.6 million, respectively.

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

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout, followed by another period of time where prepayments are shared pro rata with senior tranches. Subordinated and mezzanine tranches bear a majority of the risk of loss due to property owner defaults. Subordinated bonds are generally rated "AA" or lower; we typically do not hold securities rated lower than "BB".

     Mortgage Loans

     At June 30, 2003, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent (loans with two or more scheduled payments past due) at June 30, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Investment Borrowings

     Our investment borrowings averaged approximately $704.9 million during the first six months of 2003, compared with approximately $1,298.0 million during the same period of 2002 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.8 percent and 1.6 percent during the first six months of 2003 and 2002, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory net loss of our life insurance subsidiaries was $1.9 million and $46.9 million in the first six months of 2003 and 2002, respectively (including realized investment losses of $70.8 million and $122.3 million, respectively). The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at June 30, 2003, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................     $1,045.1
                  Asset valuation reserve.........................................         51.6
                  Interest maintenance reserve....................................        376.1
                                                                                       --------

                     Total........................................................     $1,472.8
                                                                                       ========

     The statutory capital and surplus shown above included investments in the preferred stock of CIHC of $146.4 million, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

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

     The National Association of Insurance Commissioners' Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its ACLRBC: (i) if a company's total adjusted capital is less than or equal to 200 percent but greater than 150 percent of its ACLRBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (ii) if a company's total adjusted capital is less than or equal to 150 percent but greater than 100 percent of its ACLRBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed;

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

(iii) if a company's total adjusted capital is less than or equal to 100 percent but greater than 70 percent of its ACLRBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than or equal to 70 percent of its ACLRBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition, the Model Law provides for an annual trend test if a company's total adjusted capital is between 200 percent and 250 percent of its ACLRBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over ACLRBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 190 percent of its ACLRBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     The 2002 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiary to any regulatory action. The 2002 audited financial statements of our insurance subsidiaries were completed in June 2003. Two of our subsidiaries' ACLRBC ratios, based on the capital balances reflecting audit adjustments, were less than 250 percent. As a result of the audit adjustments, a regulation of the domiciliary state of one of the subsidiaries requires a filing of an amended 2002 annual statement, which will subject the subsidiary to the trend test. The result of the trend test indicates a trended total adjusted capital of less than 190 percent of its ACLRBC, which requires the subsidiary to prepare a comprehensive plan proposing corrective actions aimed at improving its capital position.

     The combined ACLRBC ratio for our insurance subsidiaries was 328 percent at December 31, 2002. At December 31, 2002, the ratios for our insurance subsidiaries that are subject to the four levels of regulatory attention described above ranged from 226 percent to 563 percent. We are taking actions intended to improve the ACLRBC ratios of our insurance subsidiaries. Such actions include: (i) discontinuing or reducing sales of products that create initial reductions in statutory surplus because of the costs of selling the products; (ii) reducing operating expenses; (iii) merging some of our insurance subsidiaries with other insurance subsidiaries; and (iv) restructuring our investment portfolio to better match the risk profile of the portfolio with the insurance subsidiary's earnings and capital requirements. We have discussed these actions with insurance regulators in each of the states in which our insurance subsidiaries are domiciled.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes in the first six months of 2003 to such risks or our management of such risks.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

ITEM 4.  CONTROLS AND PROCEDURES.

     Conseco's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Conseco's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report and concluded that Conseco's disclosure controls and procedures were functioning properly as of the evaluation date.

     Based on this most recent evaluation, there do not appear to have been any significant changes in Conseco's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting. The results of this evaluation have been discussed with Conseco's Audit Committee and with our external auditors.

PART II - OTHER INFORMATION

ITEM 1. LITIGATION AND OTHER LEGAL PROCEEDINGS.

     As described in the note to the consolidated financial statements entitled "Proceedings under Chapter 11 of the Bankruptcy Code", CNC and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company's insurance subsidiaries and other subsidiaries that did not file petitions are separate legal entities and are not included in the petitions filed by the parent. The Debtors retain control of the insurance subsidiaries and related subsidiaries and are authorized to operate these businesses as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. As of the Petition Date, pending litigation against the Debtors is stayed, and absent further order of the Bankruptcy Court, substantially all prepetition liabilities of the Debtors are subject to settlement under a plan of reorganization. Based on the Plan of the Debtors, liabilities subject to compromise against CNC exceed the fair value of the Debtors' assets, and unsecured claims will be satisfied at less than 100 percent of their fair value.

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

     Securities Litigation

     A total of forty-five suits filed in 2000 against CNC in the United States District Court for the Southern District of Indiana were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S. An amended complaint was filed on January 12, 2001, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by CNC and Conseco Financing Trust VII. These cases were ultimately settled for $120 million, $20 million of which was paid by Conseco and $100 million of which was paid by certain of the Company's directors' and officers' liability insurance carriers, subject to certain modifications approved by the Bankruptcy Court and Indiana District Court. The Company had previously provided a liability of $40 million related to these cases due to disputes with certain insurance carriers. During the quarter ending June 30, 2003, these disputes were resolved without any payment and the liability was released.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Derivative Litigation

     Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of CNC (in one case), and, alleging aiding and abetting liability, certain banks that made loans in relation to CNC's "Stock Purchase Plan" (in three cases). CNC is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of CFC, and engaged in corporate waste by causing CNC to guarantee loans that certain officers, directors and key employees of CNC used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Derivative Litigation", Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). CNC believes that these lawsuits are without merit and intends to defend them vigorously. The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. CNC asserts that these lawsuits are assets of the estate pursuant to section 541(a) of the Bankruptcy Code and does not currently intend to pursue them postpetition because they are meritless. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Other Litigation

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan filed an action in the United States District Court for the Southern District of Indiana against CNC, Conseco Services, LLC and certain current and former officers of CNC (Roderick Russell, et al. v Conseco, Inc., et al., Case No. 1:02-CV-1639
LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of CNC at any time from April 28, 1999 through the present. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in CNC's common stock without full disclosure of the Company's true financial condition. CNC believes the lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty. CNC has filed an adversary proceeding to extend the automatic stay provided for by the Bankruptcy Code to this litigation as it pertains to current and former officers and directors of CNC.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against CNC, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of CNC common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. CNC believes the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim in the Bankruptcy Court. Subject to dispositive motions which are yet to be filed, the matter will continue to trial against Conseco Services, LLC and the other co-defendants on September 13, 2004. The ultimate outcome cannot be predicted with certainty.

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company, both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs have asked for a rehearing with respect to this decision. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     On December 1, 2000, the Company's former subsidiary, Manhattan National Life Insurance Company was named in a purported nationwide class action seeking unspecified damages in the First Judicial District Court of Santa Fe, New Mexico (Robert Atencio and Theresa Atencio, for themselves and all other similarly situated v. Manhattan National Life Insurance Company, an Ohio corporation, Cause No. D-0101-CV-2000-2817), alleging among other things fraud by non-disclosure of additional charges for those policyholders wishing to pay premium modes other than annual. This matter was stayed until recently while a similar suit against another insurance carrier was allowed to pursue an appeal in the New Mexico Appellate Court system. Manhattan National Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado (Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and Bankers Life and Casualty Company, Cause No. 01-CV-2465), alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policy holders wishing to pay premium modes other than annual. On July 14 and 15, 2003 the plaintiff's motion for class certification was heard and the Court took the matter under advisement. The defendants believe this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On July 31, 2001, the Company's subsidiary, Conseco Senior Health Insurance Company was named in an action filed by the State of Texas in the District Court of Travis County, Texas (State of Texas v. Conseco Senior Health Insurance Company, Cause No. GV102103), alleging among other things a violation of the Deceptive Trade Practices Act related to allegations of failure to adequately notify policyholders that premium rates could increase. Conseco Senior is pursuing settlement discussions with the State of Texas, however in the event a settlement is not reached, it intends to defend this matter vigorously as it believes the lawsuit is without merit. The ultimate outcome of this lawsuit cannot be predicted with certainty.

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

     On June 13, 2003, the Company and an affiliate of Donald Trump reached an agreement on a long-standing dispute over control and distribution of profits related to investments in the General Motors Building (the "GM Building"). See the note to the consolidated financial statements entitled "Investment in General Motors Building" for additional information on this investment and the Company's plans to sell it.

     Other Proceedings

     The Company has been notified that the staff of the SEC has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including CFC's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has recently been settled as described above. The Company is cooperating fully with the SEC staff in this matter.

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

                                                                         Principal       Accrued interest
                                                                          amount            in default
                                                                          ------            ----------

         Bank credit facility...........................................   $1,493              $127
         D&O loans......................................................      481                45
         Guaranteed senior notes (a)....................................    1,293               160
         Senior notes (a)...............................................    1,258               146
         Trust preferred securities (b).................................    1,930               204

     -------------------------

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

     Conseco did not declare or pay the dividend on the Series F Common-Linked Convertible Preferred Stock that was to have been paid on October 1, 2002, January 1, 2003, April 1, 2003 and July 1, 2003 under its terms. If declared, these dividends would have been payable by the issuance of an additional 115,945 shares of Series F Preferred Stock to the existing holders thereof.

ITEM 5.  OTHER INFORMATION

     None.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

             12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts.

             31.1 Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b) Reports on Form 8-K.

             A report on Form 8-K dated June 16, 2003, was filed with the Commission to report under Item 5, the Company's filing with the United States Bankruptcy Court of the Third Amended Joint Plan of Reorganization of the Debtors.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CONSECO, INC.

Dated: August 14, 2003

                                     By:  /s/ William J. Shea
                                         -----------------------------
                                         William J. Shea, President and
                                         Chief Executive Officer